Form 10-Q
period 1997-06-30
WASTE INDUSTRIES INC
filed 1997-08-14
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-22417

                             WASTE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NORTH CAROLINA                              56-0954929
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)



                               3949 BROWNING PLACE
                             RALEIGH, NORTH CAROLINA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                      27609
                                   (ZIP CODE)


                                 (919) 782-0095
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES               NO     X


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK, NO PAR VALUE                       11,527,857 SHARES
             (CLASS)                           (OUTSTANDING AT AUGUST 14, 1997)

PART 1 - Financial Information


ITEM 1. FINANCIAL STATEMENTS

                             WASTE INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS



                                                                  December 31,         June 30,
                                                                     1996                1997
                                                                --------------     ---------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $1,803,438        $755,174
Accounts receivable - trade, less allowance for
    uncollectible accounts (1996 - $616,000; 1997 -
    $675,000)                                                       9,236,071      11,205,498

Inventories                                                         1,973,810       1,469,728

Current deferred income taxes                                               -         470,000

Prepaid expenses and other current assets                             414,533         814,100
                                                                --------------  --------------
        Total current assets                                       13,427,852      14,714,500
                                                                --------------  --------------

PROPERTY AND EQUIPMENT, net                                        39,841,929      48,393,945

RECEIVABLES - AFFILIATED COMPANIES                                  1,175,205       1,251,564

INTANGIBLE ASSETS                                                   3,698,963      16,734,744

OTHER NONCURRENT ASSETS                                               923,926         922,114
                                                                ==============  ==============
TOTAL ASSETS                                                     $ 59,067,875   $  82,016,867
                                                                ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt                                 $155,492        $117,027

Accounts payable - trade                                            5,637,730       7,716,146

Federal and state income taxes payable                                      -         287,000

Accrued expenses and other liabilities                              3,300,354       3,207,735

Accrued distributions                                               1,820,000               -

Deferred revenue                                                      913,389         962,723
                                                                --------------  --------------
    Total current liabilities                                      11,826,965      12,290,631
                                                                --------------  --------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                           33,070,228      33,483,035
NONCURRENT DEFERRED INCOME TAXES                                             -       5,108,000

SHAREHOLDERS' EQUITY:
Common stock, no par value, shares authorized -
    80,000,000, shares issued and outstanding:
    1996 - 9,600,157; 1997 - 11,205,357                                 91,989      19,235,463

Additional capital                                                           -       8,500,000

Retained earnings                                                   14,319,583       3,664,171

Shareholders' loans                                                   (240,890)       (264,433)
                                                                 --------------  --------------
        Total shareholders' equity                                   14,170,682      31,135,201
                                                                 --------------  --------------

                                                                 --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 59,067,875   $  82,016,867
                                                                 ==============  ==============

See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended June 30,            Six Months Ended June 30,
                                           -------------------------------------     ------------------------------------
                                                  1996                1997                 1996                 1997
                                           ----------------    -----------------     ---------------      ---------------

REVENUES:
    Service revenues                           $ 22,644,430     $     27,434,887      $   43,130,285       $   51,476,973
    Equipment sales                                 407,570              396,449             807,954              747,327
                                            ----------------   ------------------    ----------------    -----------------
        Total revenues                           23,052,000           27,831,336          43,938,239           52,224,300
                                            ----------------   ------------------    ----------------    -----------------

OPERATING COSTS AND EXPENSES:
  Cost of service operations                     14,332,872           17,337,904          27,457,723           32,305,150
  Cost of equipment sales                           255,467              205,231             555,659              473,801
                                            ----------------   ------------------    ----------------    -----------------
        Total cost of operations                 14,588,339           17,543,135          28,013,382           32,778,951
                                            ----------------   ------------------    ----------------    -----------------

  Selling, general and administrative             3,934,552            4,798,494           7,540,781            9,257,155

  Depreciation and amortization                   2,112,640            2,528,418           4,094,660            4,847,794
                                            ----------------   ------------------    ----------------    -----------------
        Total operating costs and expenses       20,635,531           24,870,047          39,648,823           46,883,900
                                            ----------------   ------------------    ----------------    -----------------

OPERATING INCOME                                  2,416,469            2,961,289           4,289,416            5,340,400

OTHER EXPENSE (INCOME):
  Interest expense                                  649,889              778,005           1,146,985           1,387,768

  Interest income                                   (33,714)             (61,714)            (58,755)           (109,256)

  Other                                             (55,782)             (40,325)           (202,051)           (144,105)
                                            ----------------   ------------------    ----------------    -----------------
        Total other expense, net                    560,393              675,966             886,179           1,134,407
                                            ----------------   ------------------    ----------------    -----------------

INCOME BEFORE INCOME TAXES                        1,856,076            2,285,323           3,403,237            4,205,993

INCOME TAX EXPENSE:
  Current and deferred                                    -              625,000                   -              625,000
  Effect of change in tax status                                       4,300,000                                4,300,000
                                            ----------------   ------------------    ----------------    -----------------
NET INCOME (LOSS) - HISTORICAL BASIS          $   1,856,076    $     (2,639,677)     $     3,403,237     $       (719,007)
                                            ================   ==================    ================    =================

PRO FORMA INCOME BEFORE
  INCOME TAXES                                $   1,856,076    $       2,285,323     $     3,403,237      $     4,205,993

PRO FORMA INCOME TAXES                              750,000              900,000           1,375,000            1,675,000
                                            ----------------   ------------------    ----------------    -----------------

PRO FORMA NET INCOME                          $   1,106,076    $       1,385,323     $     2,028,237      $     2,530,993
                                            ================   ==================    ================    =================

PRO FORMA PRIMARY EARNINGS PER
  COMMON SHARE                                $        0.11    $            0.14     $          0.21      $          0.25
                                            ================   ==================    ================    =================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              9,927,472           10,259,060           9,766,176           10,107,458
                                            ================   ==================    ================    =================

See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Six Months Ended June 30,
                                                                               1996                    1997
                                                                       ---------------------   ---------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                       $       3,403,237      $        (719,007)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                 4,095,000               4,847,794
    Gain on sale of property and equipment                                           (2,863)                (52,792)

    Provision for deferred income taxes                                                   -               4,638,000

      Changes in assets and liabilities, net of effects from acquisitions of related businesses:
        Accounts receivable - trade                                             (1,485,711)               (939,431)
        Inventories                                                                534,521                 541,624

        Prepaid and other current assets                                            (65,796)              (387,951)

        Accounts payable - trade                                                  1,219,382               2,078,416
        Federal and state income taxes payable                                            -                 287,000
        Accrued expenses and other liabilities                                    (199,218)               (100,964)
        Deferred revenue                                                           257,206                   9,673
                                                                       ---------------------   ---------------------
          Net cash provided by operating activities                               7,755,758              10,202,362
                                                                       ---------------------   ---------------------

INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment
                                                                                    279,791                 323,327
  Purchases of property and equipment                                           (9,222,753)             (9,833,423)
  Acquisitions of related businesses                                              (220,000)            (17,803,766)
  Borrowings from affiliates                                                      (483,768)                (76,359)
  Other noncurrent assets                                                         (592,166)                (84,294)
                                                                       ---------------------   ---------------------
          Net cash used in investing activities                                (10,238,896)            (27,474,515)
                                                                       ---------------------   ---------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       35,300,000              19,336,580
  Principal payments on long-term debt                                         (30,707,812)            (18,976,217)
  Repayments of notes payable to shareholders                                     (318,884)                      -
  Repayments of (borrowings under) notes receivable                                273,699                 (23,543)
          from shareholders
  Proceeds from issuance of common stock                                                 -              19,143,474

  Proceeds from exercise of stock options                                           44,756                       -

  Changes in partners' capital                                                  (1,412,044)                      -

  Cash distributions to shareholders                                            (2,634,284)             (3,256,405)
                                                                       ---------------------   ---------------------
          Net cash provided by financing activities                                545,431              16,223,889
                                                                       ---------------------   ---------------------

NET DECREASE                                                                    (1,937,707)             (1,048,264)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,071,010               1,803,438
                                                                       =====================   =====================
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $          133,303      $          755,174
                                                                      =====================   =====================

See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed financial statements included herein be read in conjunction with the financial statements of the Company for the year ended December 31, 1996 and the related notes thereto (the "Financial Statements") included in the Company's Registration Statement on Form S-1 (No.
333-25631).

2.  CHANGE IN TAX STATUS AND INCOME TAXES

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1995 and 1996, the Company made cash distributions of approximately $3.1 million and $1.8 million during 1996 and the six months ended June 30, 1997, respectively, to its shareholders. In addition, in connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.48 million in cash payments) to the Company's S Corporation shareholders in June 1997. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital.

The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, the Unaudited Condensed Financial Statements give effect to the recognition of deferred tax assets of $800,000 and the assumption of a deferred tax liability of $5.1 million as a result of termination of the Company's S Corporation election on May 9, 1997.

The balances of deferred income tax assets and liabilities at June 30, 1997 were as follows:

Current deferred income taxes relate to:

Accrued vacation                             $       142,000
Accruals to related parties                           65,000
Allowance for bad debts                              263,000
                                          ------------------
  Net current deferred tax assets            $       470,000
                                          ==================

Noncurrent deferred tax income tax liabilities (assets) relate to:

Basis and depreciation differences                $5,175,000
Other                                                (67,000)
                                             ----------------
  Net current deferred tax assets              $5,108,000
                                             ================

3. PRO FORMA PRIMARY EARNINGS PER SHARE

Pro forma primary earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method (using the initial offering price of $13.50 per share for periods prior to the initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the 1996 exchange of shares resulting from the merger of affiliated companies, for the 1997 conversion of nonvoting to voting stock, and for the 1997 1-for-2.5 reverse stock split. Fully diluted earnings per share are not presented because potentially dilutive securities, in the aggregate, dilute primary earnings per share by less than three percent. See Note 6 to Company's Financial Statements for the year ended December 31, 1996 and the related notes thereto included in the Company's Form S-1 Registration Statement (No. 333-25631).

4.   ACQUISITIONS

On May 15, 1997, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection business of two subsidiaries of Waste Management, Inc. in and around Chattanooga, Tennessee. The purchase price for these assets was approximately $11.8 million in cash. On April 30, 1997, the Company purchased equipment and customer contracts related to the solid waste collection business of Browning-Ferris Industries of South Atlantic, Inc. ("BFISA") in and around Charleston, South Carolina. The purchase price for these assets was approximately $5.2 million in cash. On March 21, 1997, the Company purchased equipment and customer contracts related to the residential solid waste collection business of BFISA in and around Raleigh and Durham, North Carolina. The purchase price for these assets was approximately $782,000 in cash.

Components of cash used for these acquisitions reflected in the Unaudited Condensed Financial Statements for the six months ended June 30, 1997 were as follows:


Fair value of tangible assets acquired      $     4,530,747
Liabilities assumed                                 (61,985)
                                          ------------------

                                                  4,468,762
Noncompete and consulting agreements                  3,000
Goodwill                                         13,332,004
                                          ------------------
Cash paid for acquisitions                   $   17,803,766
                                          ==================

Noncompete and consulting agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method over 20 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 1996 and 1997 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets and as if the Company were subject to federal and all applicable state corporate income taxes for the period assuming the tax rate that would have applied had the Company been taxed as a C Corporation:


                                                            Six Months Ended June 30,
                                                       -------------------------------------
                                                             1996                1997
                                                       -----------------   -----------------
Total revenues                                              $48,769,648         $56,764,605
Operating income                                              4,243,707           5,762,575
Pro forma net income                                          1,891,156           2,751,397
Pro forma primary earnings per common share                        0.19                0.27

The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

 5.   SHAREHOLDERS' EQUITY

In June 1997, the Company completed an initial public offering in which it issued 1,605,200 shares of common stock at a price of $13.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $19.1 million. The proceeds from the offering were used to repay revolving bank debt.

Subsequent to June 30, 1997, the Company's underwriters exercised their option to purchase an additional 322,500 shares. The net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company will be approximately $4.0 million. The Company used the proceeds to repay revolving bank debt.

Supplementary net income per share, assuming that the net proceeds to the Company from its initial public offering (based on the issuance by the Company of 1,927,700 shares of common stock at the initial public offering price per share of $13.50) were used to repay approximately $7.8 million of revolving bank debt outstanding as of January 1, 1997, was $0.24 for the six months ended June 30, 1997. Such supplementary net income per share data assume the transaction occurred at the beginning of the period. Weighted average shares outstanding for purposes of this computation is 11,527,857.

6. CONTINGENCIES

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-25631). CERTAIN MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO THE ABILITY TO MANAGE GROWTH, THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS, COMPETITION, GEOGRAPHIC CONCENTRATION, GOVERNMENT REGULATION AND OTHERS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-25631). SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

OVERVIEW

Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina and South Carolina, Tennessee and Virginia.

The Company has acquired 19 solid waste collection operations since 1990. All of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1995 and 1996, the Company made cash distributions of approximately $3.1 million and $1.8 million during 1996 and the six months ended June 30, 1997, respectively, to its shareholders. In addition, in connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.48 million in cash payments) to the Company's S Corporation shareholders in June 1997. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date.

RESULTS OF OPERATIONS

GENERAL

The Company's branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. The Company derives a substantial portion of its collection revenues from commercial and industrial services which are performed under one-year to five-year service agreements. The Company's residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide the Company with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in the Company's existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts provide consistent cash flow during the term of the contracts.

The Company's prices for its solid waste services are typically determined by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged in its markets for similar services.

The Company's ability to pass on price increases is sometimes limited by the terms of its contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

The Company currently operates approximately 100 convenience sites under contract with 15 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since the Company is paid regularly by the local government. The Company also operates four recycling processing facilities as part of its collection and transfer operations where it collects, processes, sorts and recycles paper products, aluminum and steel cans, pallets, certain plastics, glass, and certain other items. The Company's recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, the Company resells recycled commodities using commercially reasonable practices and seeks to manage commodity pricing risk by spreading the risk among its customers. The Company also operates curbside residential recycling programs in connection with its residential collection operations in most of the communities it serves.

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns or operates 11 transfer stations which reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company does not currently own or operate any solid waste landfills. In the event that the Company develops or acquires landfills, operating expenses for such landfill operations may include labor, equipment, legal and administrative, ongoing environmental compliance, royalties to former owners, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At June 30, 1996, the Company had recorded no such capitalized costs. At June 30, 1997, the Company had recorded $85,510 of capitalized land acquisition costs in connection with the development of a new LCID landfill and $0 relating to pending acquisitions. Because it currently does not own any landfills, the Company does not accrue for estimated landfill closure and post-closure maintenance costs.

Selling, general and administrative ("SG&A") expenses include management salaries, clerical and administrative overhead, professional services, costs associated with the Company's marketing and sales force and community relations expense.

Property and equipment is depreciated over the estimated useful life of the assets using the straight line method.

Other income and expense, which is comprised primarily of interest income and gains and losses on sales of equipment, has not historically been material to the Company's results of operations.

To date, inflation has not had a significant impact on the Company's operations.

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:


                                             Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------------    --------------------------------
                                                1996              1997              1996              1997
                                           ---------------    --------------    --------------    --------------
Total revenues                                   100.0%            100.0%            100.0%            100.0%

Service revenues                                  98.2              98.6              98.2              98.6

Equipment sales                                    1.8               1.4               1.8               1.4
                                           ---------------    --------------    --------------    --------------

Total cost of operations                          63.3              63.0              63.8              62.8

Selling, general and administrative               17.1              17.2              17.2              17.7

Depreciation and amortization                      9.2               9.1               9.2               9.3
                                           ---------------    --------------    --------------    --------------

Operating income                                  10.4              10.7               9.8              10.2

Interest expense                                   2.8               2.8               2.6               2.7

Other income                                      (0.4)             (0.3)             (0.5)             (0.6)
                                           ---------------    --------------    --------------    --------------

Income before income taxes                         8.0               8.2               7.7               8.1

Pro forma income taxes (1)                         3.2               3.2               3.1               3.2
                                           ---------------    --------------    --------------    --------------
Pro forma net income (1)                          4.8%              5.0%              4.6%              4.9%
                                           ===============    ==============    ==============    ==============

(1) For each of the periods presented, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

THREE AND SIX MONTHS ENDED JUNE 30, 1997 VS. THREE AND SIX MONTHS ENDED JUNE 30, 1996

REVENUES. Total revenues increased approximately $4.8 million, or 20.7%, and $8.3 million, or 18.9%, for the three and six-month periods, respectively, ended June 30, 1997 as compared with 1996. These increases for each 1997 period were attributable primarily to the following factors: (i) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions; and (ii) to a lesser extent, the effect of four businesses acquired during the year ended December 31, 1996 and 3 businesses acquired during the three months ended June 30, 1997.

COST OF OPERATIONS. Cost of operations increased $3.0 million, or 20.3%, and $4.8 million, or 17.0%, for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The principal reason for the increase was the addition of new customers and contracts, including those from the acquisitions of new businesses, since June 30, 1996. Total cost of operations as a percentage of revenues decreased to 63.0% from 63.3% in the second quarter of 1997 compared to the second quarter of 1996 and to 62.8 % from 63.8% in the first half of 1997 compared to the first half of 1996. These percentage decreases were primarily the result of increased route density and a decrease in waste stream processing costs.

SG&A. SG&A increased $864,000, or 22.0%, and $1.7 million, or 22.8%, for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. As a percentage of revenues, SG&A increased to 17.2% from 17.1% in the second quarter of 1997 compared to the second quarter of 1996 and to 17.7% from 17.2% in the first half of 1997 compared to the first half of 1996 due primarily to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the businesses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $416,000, or 19.7%, and $753,000, or 18.4%, for the three- and six- month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The principal reason for these increases was depreciation of additional property and equipment acquired and put into service due to higher collection volumes and depreciation of the additional assets of businesses acquired during 1995, 1996 and 1997. Depreciation and amortization, as a percentage of revenues, remained relatively constant for the three- and six- month periods ended June 30, 1997, respectively, compared to the same periods in 1996.

INTEREST EXPENSE. Interest expense increased $128,000, or 19.7%, and $241,000, or 21.0%, for the three- and six- month periods ended June 30, 1997, respectively, compared to the same periods in 1996. These increases were primarily due to the higher level of the average outstanding indebtedness related to the Company's purchases of assets of businesses acquired and an increase in the interest rates on outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1997 was $1.2 million compared to $1.6 million at December 31, 1996. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company finances its working capital requirements from internally generated funds and bank borrowings. The Company believes that, in addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1997. The Company has an established revolving credit facility with BB&T allowing the Company to borrow up to $20 million for acquisitions and capital expenditures and $5 million for working capital. In addition, the Company has established two $25 million term loan facilities with Prudential Insurance Company of America ("Prudential"). As of June 30, 1997, the Company had fully drawn down one of these facilities, leaving the Company with an uncommitted shelf facility with Prudential of $25 million. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 7.351% at June 30, 1997. Interest on the Prudential facility is paid quarterly, based on a fixed rate of 7.28%. Of the Company's $50 million in committed facilities, $5 million mature on April 1, 1999, with the remainder maturing on April 1, 2006, subject to renewal.

Net cash provided by operating activities totaled $10.2 million for the six months ended June 30, 1997, compared to $7.8 million for the six months ended June, 1996. This increase was caused principally by the increases in trade accounts payable and federal and state income taxes, as well as reductions in trade accounts receivable, which was partially offset by increases in prepaid and other current assets.

Net cash used in investing activities totaled $27.4 million for the six months ended June 30, 1997, compared to $10.2 million in for the six months ended June 30, 1996. This increase was caused principally by the acquisition of certain assets employed or arising in connection with commercial, industrial and residential collection businesses for approximately $17.8 million and an increase in capital expenditures of approximately $611,000.

Capital expenditures for 1997 are currently expected to be approximately $17.1 million, compared to $14.4 million in 1996. In 1997, approximately $13.0 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $2.5 million for construction of a new LCID landfill site and approximately $1.6 million for expansion of transfer station services. The Company intends to fund its planned 1997 capital expenditures principally through internally generated funds, proceeds of its initial public offering and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. If the Company is successful in acquiring landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $16.2 million for the six months ended June 30, 1997, compared to $545,000 for the six months ended June 30, 1996. This increase was primarily attributable to the Company's June 1996 initial public offering in which it issued 1,605,200 shares of common stock at a price of $13.50 per share resulting in net proceeds of approximately $19.1 million, after deduction of underwriting discounts and commissions and other offering expenses to the Company, and distributions to shareholders and affiliates of $3.3 million in 1997 compared to distributions of $4.0 million in 1996. This increase was partially offset by a decrease in net proceeds from issuances of bank notes payable to $360,000 in 1997 from $4.6 million in 1996.

At June 30, 1997, the Company had approximately $33.6 million of long-term and short-term borrowings outstanding and approximately $746,000 in letters of credit. At June, 1997, the ratio of the Company's long-term debt to total capitalization was 50.9% compared to 70.0% at December 31, 1996. The Company used the net proceeds from its June 1997 sale of shares in its initial public offering to repay all outstanding amounts under the BB&T revolving credit facility. Subsequent to June 30, 1997, the Company's underwriters exercised their option to purchase an additional 322,500 shares. The net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company was approximately $4.0 million. The Company used the proceeds to repay revolving bank debt.

SEASONALITY

The Company's results of operations tend to vary seasonally, with the first quarter typically generating the least amount of revenues, higher revenues in the second and third quarters, and a decline in the fourth quarter. This seasonality reflects the lower volume of waste during the fall and winter months. Also, certain operating and fixed costs remain relatively constant throughout the calendar year, which when offset by these revenues results in a similar seasonality of operating income.

                                     PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on May 27, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

         (a) The shareholders approved amendments to the Company's Articles of incorporation to, among other things; (i) effect a 1-for-2.5 reverse stock split of all outstanding capital stock (the "Reverse Split"); (ii) increase the number of authorized shares of Common Stock to 80,000,000 shares; and (iii) provide for conversion, upon consummation of the Company's initial public offering, of the outstanding Voting Common Stock and Non-voting Common Stock of the Company into a single class of voting Common Stock. 24,000,392 shares of Common Stock, constituting all of the Company's outstanding capital stock, voted for these amendments.

         (b) The shareholders approved the adoption of the Company's 1997 Stock Plan (the "Plan") and the reservation of 1,800,000 post-Reverse Split shares of Common Stock for issuance thereunder. 24,000,392 shares of Common Stock, constituting all of the Company's outstanding capital stock, voted to approve the Plan.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

             (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1997          Waste Industries, Inc.


                                    By:  /s/   Robert H. Hall
                                         Robert H. Hall
                                         Vice President, Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               SECOND QUARTER 1997

Exhibit Number         Exhibit Description

11                     Computations of Earnings Per Share
27                     Financial Data Schedule


THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.