Form 10-Q
period 1997-09-30
WASTE INDUSTRIES INC
filed 1997-11-14
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

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

                               YES |X|      NO |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value                   11,527,857 shares
                  (Class)                     (Outstanding at October 31, 1997)

PART 1 - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                             WASTE INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                                               December 31,   September 30,
                                                                   1996           1997
                                                               ------------   ------------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $  1,803,438   $  2,104,882
Accounts receivable - trade, less allowance for
    uncollectible accounts (1996 - $616,000; 1997 - $821,000)     9,236,071     13,746,675
Inventories                                                       1,973,810      1,255,496
Current deferred income taxes                                            --        470,000
Prepaid expenses and other current assets                           414,533        571,693
                                                               ------------   ------------
        Total current assets                                     13,427,852     18,148,746
                                                               ------------   ------------
PROPERTY AND EQUIPMENT, net                                      39,841,929     53,058,514
RECEIVABLES - AFFILIATED COMPANIES                                1,175,205      1,164,150
INTANGIBLE ASSETS                                                 3,698,963     24,780,221
OTHER NONCURRENT ASSETS                                             923,926      1,066,796
                                                               ------------   ------------
TOTAL ASSETS                                                   $ 59,067,875   $ 98,218,427
                                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                           $    155,492   $    112,190
Accounts payable - trade                                          5,637,730      9,080,383
Federal and state income taxes payable                                   --      1,127,000
Accrued expenses and other liabilities                            3,300,354      3,439,507
Accrued distributions                                             1,820,000             --
Deferred revenue                                                    913,389      1,168,132
                                                               ------------   ------------
    Total current liabilities                                    11,826,965     14,927,212
                                                               ------------   ------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                        33,070,228     41,196,119
NONCURRENT DEFERRED INCOME TAXES                                         --      5,108,000
SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, shares authorized -
     10,000,000, shares issued and outstanding - none                    --             --
Common stock, no par value, shares authorized -
    80,000,000, shares issued and outstanding:
    1996 - 9,600,157; 1997 - 11,527,857                              91,989     23,246,093
Additional capital                                                       --      8,500,000
Retained earnings                                                14,319,583      5,511,583
Shareholders' loans                                                (240,890)      (270,580)
                                                               ------------   ------------
        Total shareholders' equity                               14,170,682     36,987,096
                                                               ------------   ------------
                                                               ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 59,067,875   $ 98,218,427
                                                               ============   ============

             See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                1996           1997                 1996           1997
                                            ------------   ------------         ------------   ------------
REVENUES:
    Service revenues                        $ 24,776,757   $ 31,246,413         $ 67,906,042   $ 82,723,386
    Equipment sales                              511,528        364,372            1,320,892      1,111,699
                                            ------------   ------------         ------------   ------------
        Total revenues                        25,288,285     31,610,785           69,226,934     83,835,085
                                            ------------   ------------         ------------   ------------
OPERATING COSTS AND EXPENSES:
  Cost of service operations                  16,141,606     19,729,566           43,609,753     52,034,716
  Cost of equipment sales                        394,132        218,607              941,202        692,408
                                            ------------   ------------         ------------   ------------
        Total cost of operations              16,535,738     19,948,173           44,550,955     52,727,124
                                            ------------   ------------         ------------   ------------

  Selling, general and administrative          4,441,918      5,450,152           11,982,699     14,707,307
  Depreciation and amortization                2,174,206      2,837,547            6,268,866      7,685,341
                                            ------------   ------------         ------------   ------------
        Total operating costs and expenses    23,151,862     28,235,872           62,802,520     75,119,772
                                            ------------   ------------         ------------   ------------
OPERATING INCOME                               2,136,423      3,374,913            6,424,414      8,715,313

OTHER EXPENSE (INCOME):
  Interest expense                               626,303        618,329            1,773,288      2,006,097
  Other                                         (265,813)      (180,828)            (528,124)      (434,189)
                                            ------------   ------------         ------------   ------------
        Total other expense (income)             360,490        437,501            1,245,164      1,571,908
                                            ------------   ------------         ------------   ------------

INCOME BEFORE INCOME TAXES                     1,775,933      2,937,412            5,179,250      7,143,405

INCOME TAX EXPENSE:
  Current and deferred                                --      1,090,000                   --      1,715,000
  Effect of change in tax status                      --             --                   --      4,300,000
                                            ------------   ------------         ------------   ------------
NET INCOME - HISTORICAL BASIS               $  1,775,933   $  1,847,412         $  5,179,250   $  1,128,405
                                            ============   ============         ============   ============
PRO FORMA INCOME BEFORE
  INCOME TAXES                              $  1,775,933   $  2,937,412         $  5,179,250   $  7,143,405
PRO FORMA INCOME TAXES                           717,000      1,090,000            2,091,000      2,765,000
                                            ------------   ------------         ------------   ------------
PRO FORMA NET INCOME                        $  1,058,933   $  1,847,412         $  3,088,250   $  4,378,405
                                            ============   ============         ============   ============
PRO FORMA PRIMARY EARNINGS PER
  COMMON SHARE                              $       0.11   $       0.16         $       0.32   $       0.41
                                            ============   ============         ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           9,927,472     11,918,774            9,819,811     10,759,703
                                            ============   ============         ============   ============

See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                        1996           1997
                                                        ----           ----
OPERATING ACTIVITIES:
Net income - historical basis                       $  5,179,250   $  1,128,405
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        6,268,866      7,685,341
  Gain on sale of property and equipment                (177,067)       (70,486)
  Provision for deferred income taxes                         --      4,638,000
Changes in assets and liabilities, net:
  Accounts receivable - trade                         (3,784,493)    (2,752,918)
  Inventories                                            856,022        755,856
  Prepaid expenses and other current assets              113,644       (145,544)
  Accounts payable - trade                             2,363,307      3,442,653
  Federal and state income taxes payable                      --      1,127,000
  Accrued expenses and other liabilities                 188,971        130,808
  Deferred revenue                                       239,499        215,082
                                                    ------------   ------------
Net cash provided by operating activities             11,247,999     16,154,197
                                                    ------------   ------------
INVESTING ACTIVITIES:
  Other noncurrent assets                               (872,610)      (282,200)
  Advances to (borrowings from) affiliates              (110,590)        11,055
  Acquisitions of related businesses                    (267,835)   (29,799,078)
  Proceeds from sale of property and equipment           684,132        507,613
  Purchase of property and equipment                 (12,273,256)   (14,226,762)
                                                    ------------   ------------
Net cash used in investing activities                (12,840,159)   (43,789,372)
                                                    ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt            35,300,000     31,336,580
  Principal payments on long-term debt               (30,707,433)   (23,267,970)
  Repayments of notes payable to shareholders           (318,884)            --
  Repayments of notes receivable from shareholders       267,324        (29,690)
  Proceeds from exercise of stock options                 44,756             --
  Proceeds from issuance of common stock                      --     23,154,104
  Changes in partners' capital                        (1,816,215)            --
  Cash distributions to shareholders                  (3,119,782)    (3,256,405)
                                                    ------------   ------------
Net cash provided by (used in) financing activities     (350,234)    27,936,619
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH                       (1,942,394)       301,444
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD           2,071,010      1,803,438
                                                    ------------   ------------
CASH & CASH EQUIVALENTS, END OF PERIOD              $    128,616   $  2,104,882
                                                    ============   ============

See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The Company believes that the financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. The condensed financial statements included herein should be read in conjunction with the financial statements of the Company for the year ended December 31, 1996 and the related notes thereto (the "Financial Statements") included in the Company's Form S-1 Registration Statement (No.
333-25631).

2. CHANGE IN TAX STATUS AND INCOME TAXES

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1995 and 1996, the Company made cash distributions of approximately $3.1 million and $1.8 million during 1996 and the nine months ended September 30, 1997, respectively, to its shareholders. In addition, in connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.48 million in cash payments) to the Company's S Corporation shareholders in June 1997. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital.

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

The balances of deferred income tax assets and liabilities at September 30, 1997 were as follows:

Current deferred income tax assets related to:

Accrued vacation                           $142,000
Accruals to related parties                  65,000
Allowance for bad debts                     263,000
                                           --------
  Net current deferred tax assets          $470,000
                                           ========


Noncurrent deferred tax income tax liabilities (assets) related to:

Basis and depreciation differences        $5,175,000
Other                                        (67,000)
                                          ----------
  Net current deferred tax liabilities    $5,108,000
                                          ==========

3. PRO FORMA PRIMARY EARNINGS PER SHARE

Pro forma primary earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method (using the initial public offering price of $13.50 per share for periods prior to the initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the 1996 exchange of shares resulting from the merger of affiliated companies, for the 1997 conversion of nonvoting to voting Common Stock, and for the 1997 1-for-2.5 reverse stock split. Fully diluted earnings per share are not presented because potentially dilutive securities, in the aggregate, dilute primary earnings per share by less than three percent. See Note 6 to Company's Financial Statements for the year ended December 31, 1996 and the related notes thereto included in the Company's
Form S-1 Registration Statement (No. 333-25631).

4. ACQUISITIONS

On August 30, 1997, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection and recycling business of Browning-Ferris Industries of South Atlantic, Inc. ("BFISA") in and around Rocky Mount and Kinston, North Carolina. The purchase price for these assets was approximately $12.0 million. On May 15, 1997, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection business of two subsidiaries of Waste Management, Inc. in and around Chattanooga, Tennessee. The purchase price for these assets was approximately $11.8 million in cash. On April 30, 1997, the Company purchased equipment and customer contracts related to the solid waste collection business of BFISA in and around Charleston, South Carolina. The purchase price for these assets was approximately $5.2 million in cash. On March 21, 1997, the Company purchased equipment and customer contracts related to the residential solid waste collection business of BFISA in and around Raleigh and Durham, North Carolina. The purchase price for these assets was approximately $782,000 in cash.

Components of cash used for these acquisitions reflected in the Unaudited Condensed Financial Statements for the nine months ended September 30, 1997 were as follows:

Fair value of tangible assets acquired      $8,201,433
Liabilities assumed                            (61,985)
                                           -----------
                                             8,139,448

Noncompete and consulting agreements             4,000
Goodwill                                    21,655,630
                                           -----------
Cash paid for acquisitions                 $29,799,078
                                           ===========

Noncompete and consulting agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method over 25 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

The following unaudited pro forma results of operations assume the transactions described above, as well as those described in Note 7 below, occurred as of January 1, 1996 and 1997 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets and as if the Company were subject to federal and all applicable state corporate income taxes for the period assuming the tax rate that would have applied had the Company been taxed as a C Corporation:

                                              Nine Months Ended September 30,
                                                   1996             1997
                                               -----------     ------------
Total revenues                                 $91,836,804     $104,426,050
Operating income                                10,279,399       12,287,836
Pro forma net income                             4,498,346        5,657,164
Pro forma primary earnings per common share           0.45             0.52

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

On July 2, 1997, the Company's underwriters exercised their option to purchase an additional 322,500 shares. The net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company were approximately $4.1 million. The Company used the proceeds to repay revolving bank debt.

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

7. SUBSEQUENT EVENTS

On October 31, 1997, the Company purchased equipment and customer contracts related to the solid waste collection businesses of American Waste Systems, Inc. ("American") in Lilburn, Georgia and Garner Area Disposal, Inc. ("Garner Disposal") in Garner, North Carolina. The purchase price of the assets of American and Garner Disposal were approximately $5.3 million and $635,000, respectively. The consideration paid for the Garner Disposal acquisition included the issuance of 13,834 shares of the Company's Common Stock with a fair value of approximately $285,000.

On October 17, 1997, the Company purchased equipment and customer contracts related to the solid waste collection and recycling business of Royal DispozAll, Inc. ("Royal") in Easley, South Carolina. The purchase price of the assets of Royal was approximately $2.0 million. The consideration paid to the seller included the issuance of 49,800 shares of the Company's common stock with a fair value of approximately $1.0 million.

The Company used borrowings under its revolving credit facility to fund these acquisitions.

In October 1997, the Company and BB&T executed a commitment letter (which is subject to certain conditions) to modify their existing credit facility. Under the terms of the commitment letter, the Company's borrowing capacity for acquisition and capital expenditures would increase from $20 million to $50 million and its borrowing capacity for working capital would increase from $5 million to $10 million. The modified facility would require monthly payments of interest, with a balloon repayment in full in five years. The terms of the commitment letter would also have the effect of reducing the current interest rate on the facility by approximately 0.75%.

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

The Company has acquired 23 solid waste collection operations since 1990. All of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

 From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1995 and 1996, the Company made cash distributions of approximately $3.1 million and $1.8 million during 1996 and the nine months ended September 30, 1997, respectively, to its shareholders. In addition, in connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.48 million in cash payments) to the Company's S Corporation shareholders in June 1997. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date.

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

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At September 30, 1996, the Company had recorded no such capitalized costs. At September 30, 1997, the Company had recorded $85,510 of capitalized land acquisition costs in connection with the development of a new Land Clearing and Inert Debris ("LCID") landfill and $0 relating to pending acquisitions. Because it currently does not own any landfills, the Company does not accrue for estimated landfill closure and post-closure maintenance costs.

Selling, general and administrative ("SG&A") expenses include management salaries, clerical and administrative overhead, professional services, costs associated with the Company's marketing and sales force, and community relations expenses.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                        1996     1997         1996     1997
                                        ----     ----         ----     ----
Service revenues                        98.0%    98.8%        98.1%    98.7%
Equipment sales                          2.0      1.2          1.9      1.3
                                        ----     ----         ----     ----
Total cost of operations                65.4     63.1         64.3     62.9
Selling, general and administrative     17.6     17.2         17.3     17.5
Depreciation and amortization            8.6      9.0          9.1      9.2
                                        ----     ----         ----     ----
Operating income                         8.4     10.7          9.3     10.4
Interest expense                         2.5      2.0          2.6      2.4
Other income                             1.1      0.6          0.8      0.5
                                        ----     ----         ----     ----
Income before income taxes               7.0      9.3          7.5      8.5
Pro forma income taxes(1)                2.8      3.4          3.0      3.3
                                        ----     ----         ----     ----
Pro forma net income(1)                  4.2%     5.9%         4.5%     5.2%
                                        ====     ====         ====     ====

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES. Total revenues increased approximately $6.3 million, or 25.0%, and $14.6 million, or 21.1%, for the three- and nine-month periods, respectively, ended September 30, 1997 as compared with 1996. These increases were attributable primarily to the following factors: (i) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions; and (ii) to a lesser extent, the effect of four businesses acquired during the year ended December 31, 1996 and four businesses acquired during the nine months ended September 30, 1997.

COST OF OPERATIONS. Total cost of operations increased $3.4 million, or 20.6%, and $8.2 million, or 18.4%, for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The principal reason for the increases was the addition of new customers and contracts, including those from the acquisitions of new businesses, since September 30, 1996. Total cost of operations as a percentage of revenues decreased to 63.1% in the third quarter of 1997 compared to 65.4% in the third quarter of 1996 and to 62.9 % in the first nine months of 1997 compared to 64.3% in the first nine months of 1996. These percentage decreases were the result of increased route density and a decrease in waste stream processing costs.

SG&A. SG&A increased $1.0 million, or 22.7%, and $2.7 million, or 22.7%, for the three-and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. As a percentage of revenues, SG&A decreased to 17.2% in the third quarter of 1997 compared to 17.6% in the third quarter of 1996 and increased to 17.5% in the first nine months of 1997 compared to 17.3% in the first nine months of 1996. The increase in the first nine months of 1997 is due primarily to increased costs during the first two quarters of 1997 for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the businesses. During the third quarter of 1997, these costs were spread over an increased revenue base from acquisitions and internal growth.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $660,000, or 30.5%, and $1.4 million, or 22.6%, for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The principal reason for these increases was depreciation of additional property and equipment acquired and put into service due to higher collection volumes and depreciation of the additional assets of businesses acquired during 1996 and 1997. Depreciation and amortization, as a percentage of revenues, increased to 9.0% in the third quarter of 1997 compared to 8.6% in the third quarter of 1996, and remained relatively stable for the first nine months of 1997 compared to the first nine months of 1996. The increase in the third quarter of 1997 is primarily due to acquisitions during the quarter.

INTEREST EXPENSE. Interest expense remained relatively stable for the third quarter of 1997 compared to the third quarter of 1996, and increased $232,000, or 13.1%, in the first nine months of 1997 compared to the first nine months of 1996. The increase was primarily due to the higher level of the average outstanding indebtedness related to the Company's purchases of assets of businesses acquired and an increase in the interest rates on outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1997 was $3.2 million compared to $1.6 million at December 31, 1996. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1997. The Company has an established revolving credit facility with BB&T allowing the Company to borrow up to $20 million for acquisitions and capital expenditures and $5 million for working capital. See "Subsequent Events". In addition, the Company has established two $25 million term loan facilities with Prudential Insurance Company of America ("Prudential"). As of September 30, 1997, the Company had fully drawn down one of these facilities, leaving the Company with an uncommitted shelf facility of $25 million. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the Prudential facility is paid quarterly, based on a fixed rate of 7.28%. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 7.312% at September 30, 1997. Of the Company's $50 million in committed facilities, $5 million mature on April 1, 1999, with the remainder maturing on April 1, 2006, subject to renewal. The Company has a compensating balance arrangement with the bank for $370,000.

Net cash provided by operating activities totaled $16.2 million for the nine months ended September 30, 1997, compared to $11.2 million for the nine months ended September 30, 1996. This increase was caused principally by the increases in depreciation and amortization, trade accounts payable and federal and state income taxes, as well as reductions in inventories, which was partially offset by increases in trade accounts receivable.

Net cash used in investing activities totaled $43.8 million for the nine months ended September 30, 1997, compared to $12.8 million for the nine months ended September 30, 1996. This increase was caused principally by acquisitions totaling approximately $29.8 million and an increase in capital expenditures of approximately $2.0 million.

Capital expenditures for 1997 are currently expected to be approximately $14.6 million, compared to $14.4 million in 1996. In 1997, approximately $13.0 million is expected to be utilized for vehicle and equipment additions and replacements and approximately $1.6 million for expansion of transfer station services. The Company intends to fund its planned 1997 capital expenditures principally through internally generated funds, proceeds of its initial public offering and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. If the Company is successful in acquiring landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $27.9 million for the nine months ended September 30, 1997, compared to net cash of $350,000 used for financing activities for the nine months ended September 30, 1996. This increase was primarily attributable to: the Company's initial public offering, resulting in net proceeds, after deduction of underwriting discounts and commissions and other offering expenses to the Company, of approximately $23.2 million; and net proceeds from issuances of, and lower principal payments on, long-term debt.

At September 30, 1997, the Company had approximately $41.3 million of long-term and short-term borrowings outstanding and approximately $621,000 in letters of credit. At September 30, 1997, the ratio of the Company's long-term debt to total capitalization was 52.7% compared to 70.0% at December 31, 1996. The Company used the net proceeds from its initial public offering to repay revolving bank debt.

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

SUBSEQUENT EVENTS

On October 31, 1997, the Company purchased equipment and customer contracts related to the solid waste collection businesses of American Waste Systems, Inc. ("American") in Lilburn, Georgia and Garner Area Disposal, Inc. ("Garner Disposal") in Garner, North Carolina. The purchase price of the assets of American and Garner Disposal were approximately $5.3 million and $635,000, respectively. The consideration paid for the Garner Disposal acquisition included the issuance of 13,834 shares of the Company's Common Stock with a fair value of approximately $285,000.

On October 17, 1997, the Company purchased equipment and customer contracts related to the solid waste collection and recycling business of Royal DispozAll, Inc. ("Royal") in Easley, South Carolina. The purchase price of the assets of Royal was approximately $2.0 million. The consideration paid to the seller included the issuance of 49,800 shares of the Company's Common Stock with a fair value of approximately $1.0 million.

The Company used borrowings under its revolving credit facility to fund the acquisitions.

In October 1997, the Company and BB&T executed a commitment letter (which is subject to certain conditions) to modify their existing credit facility. Under the terms of the commitment letter the Company's borrowing capacity for acquisitions and capital expenditures would increase from $20 million to $50 million and its borrowing capacity for working capital would increase from $5 million to $10 million. The modified facility would require monthly payments of interest, with a balloon repayment in full in five years. The terms of the commitment letter would also have the effect of reducing the current interest rate on the facility by approximately 0.75%.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) No material modifications
      (b) No material limitations or qualifications
      (c) During the three months ended September 30, 1997, the Company issued no unregistered securities.


      (d) The Company's Registration Statement on Form S-1 (File No. 333-25631) was declared effective by the Commission on June 13, 1997, and the Company made its initial public offering on that date. The offering terminated on that date after sale, for a price to public of $13.50 per share, of all 1,927,700 shares of Common Stock offered by the Company, as well as all 544,800 shares offered by selling shareholders. The managing underwriters were Alex. Brown & Sons Incorporated and Deutsche Morgan Grenfell. The gross proceeds to the Company were $26,024,000, approximately $2,870,000 of which was used to pay expenses of the offering. The $23,154,000 net proceeds to the Company were used to repay revolving bank debt.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

      (b) Current Reports on Form 8-K were filed by the Company during the quarter covered by this report on the following dates and for the following reasons:

            August 15, 1997 (relating to the Company's press release dated August 14, 1997).

            September 15, 1997 (relating to the Company's acquisition of the assets of Browning Ferris Industries of South Atlantic, Inc.'s ("BFI") Rocky Mount and Kinston, North Carolina waste hauling and recycling operations, excluding BFI's medical waste business.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1997         Waste Industries, Inc.
                                 (Registrant)

                                 By:      /s/  Robert H. Hall
                                       --------------------------------------
                                       Robert H. Hall
                                       Vice President, Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

WASTE INDUSTRIES, INC.
EXHIBIT INDEX
Third Quarter 1997


Exhibit Number    Exhibit Description
           11         Computations of Earnings Per Share
           27         Financial Data Schedule




THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.