Form 10-K
period 1997-12-31
WASTE INDUSTRIES INC
filed 1998-03-30
CIK 1037047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

                         Commission file number 0-22417

                             WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             North Carolina                                 56-0954929
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          3949 Browning Place
         Raleigh, North Carolina                               27609
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (919) 782-0095

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock (no par value per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 26, 1998, on the NASDAQ National Market System was approximately $57,549,060 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 26, 1998, the registrant had outstanding 11,591,491 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

     Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings and including, in particular: ability to manage growth; the availability and integration of acquisition targets; competition; geographic concentration; and government regulation.

                                     PART I

Item 1. Business.

Introduction

     Waste Industries, Inc. (the "Company") is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina and South Carolina and, to a limited extent, in Virginia, Tennessee, Alabama and Georgia. The Company's principal operations as of December 31, 1997 consisted of 24 branch collection operations, 13 transfer stations, and four recycling processing centers that serve more than 250,000 municipal, residential, commercial and industrial locations. On January 1, 1998, the Company opened five additional transfer stations.

     Members of the senior management team founded Waste Industries in 1970 and are recognized for their leadership roles throughout the solid waste management industry and trade organizations. The Company's management team collectively has over 250 years of experience in the solid waste industry and over 150 years with the Company.

Industry Overview

     Based on industry information, the Company believes that the U.S. nonhazardous solid waste collection and disposal industry generated estimated revenues of approximately $36.9 billion in 1997. The Company also believes that 27% of the total revenues of the U.S. nonhazardous solid waste industry was accounted for by more than 5,000 private, predominately small, collection and disposal businesses; 41% by publicly-traded solid waste companies; and 32% by municipal governments that provide collection and disposal services.

     In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. The Company believes that this consolidation and integration has been caused primarily by:
(i) increasingly stringent environmental regulation and enforcement resulting in increased capital requirements for collection companies and landfill operators;
(ii) the ability of larger integrated operators to achieve certain economies of scale; (iii) the evolution of an industry competitive model which emphasizes providing both collection and disposal/recycling capabilities; and (iv) the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities. Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, the Company believes the industry remains primarily regional in nature and highly fragmented.

     The increasingly stringent industry regulations, such as the Subtitle D Regulations, have resulted in rising operating and capital costs and have caused consolidation and acquisition activities to accelerate in the solid waste collection and disposal industry. Many of the smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills including liners, leachate collection and monitoring and gas collection and monitoring. These on-going costs are coupled with increased financial reserves from solid waste landfill operators for closure and post-closure monitoring. As a result, the Company believes the number of solid waste landfills is declining while the size of solid waste landfills is increasing.

     Larger integrated operators achieve economies of scale in the solid waste collection and disposal industry through vertical integration of their operations. These integrated companies have increased their acquisition activity levels to expand the breadth of services and density in their market area. Control of the waste stream in these market areas coupled with access to significant financial resources to make acquisitions has given larger solid waste collection and disposal companies the ability to be more cost effective and competitive.

     The evolution of the industry competitive model is forcing remaining operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations through which they secure solid waste streams for disposal. These remaining operators have dealt with disposal issues by a variety of methods which include owning landfills, establishing strategic relationships to secure access to landfills, or by otherwise capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term contracts with high capacity landfills on most favored pricing status terms.

     In the Southeastern U.S. solid waste market, city and county governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Landfills, transfer stations and incinerators located in the Company's market area are predominantly municipally owned. The Southeastern market is currently undergoing significant economic and population growth. Certain of the states in the Southeastern U.S. exceed the national average in terms of economic growth as measured by gains in jobs, personal income and population

     There is an increasing trend at the state and local levels to encourage waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes and recyclable materials, at landfills. For example, North Carolina, South Carolina and Virginia have each established the goal of reducing by 25% the solid waste disposed of in their respective landfills. The Company believes that these trends and laws have created significant opportunities for solid waste services companies to provide additional recycling services to generators of solid waste who are not otherwise able to dispose of such waste.

Strategy

     The Company's objective is to build the premier solid waste services company in the Southeastern U.S. by expanding its operations and capitalizing on its strong market presence. The Company's strategy for achieving this objective is: (i) to generate internal growth by adding customers and services to its existing operations; (ii) to acquire solid waste collection companies, customers and, under appropriate circumstances, landfills in existing and new areas of its target market; and (iii) to increase operating efficiencies and enhance profitability in its existing and acquired operations. The Company intends to implement this strategy as follows:

     Internal Growth

     In order to continue to achieve internal growth, the Company will focus on increasing sales penetration in current and adjacent market areas, marketing upgraded or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. Current levels of population growth and economic development in the Southeastern U.S. and the strong market presence should provide an opportunity for the Company to increase revenues and market share in its region. As customers are added in existing markets, the Company's density is improved, which should increase the Company's collection efficiencies and profitability. The Company has an approximately 35-person sales force dedicated to maintaining and increasing the Company's sales to new and existing commercial, industrial, municipal and residential customers.

     An important part of the Company's internal growth strategy is to establish transfer stations strategically located throughout its geographic area to improve the Company's consolidation of collected solid waste and permit the Company to deliver the collected solid waste to landfills where the Company has negotiated favorable volume rates with landfill operators. The Company currently operates 18 transfer stations, three of which it owns. By operating transfer stations, the Company engages in direct communication with municipalities regarding waste disposal services, better positioning the Company to gain additional business in its markets in the event any of these municipalities privatize their solid waste operations.

     Expansion Through Acquisitions

     The Company's strategy for growth includes: (i) "tuck-in" and other acquisitions of solid waste collection companies and customers in existing and adjacent markets; (ii) the acquisition of solid waste collection companies and customers in new markets; and (iii) the acquisition of landfills in certain circumstances. The Company seeks to acquire companies with a significant market presence, high service standards and an experienced management team willing to remain with the Company.

     The Company believes that numerous "tuck-in" acquisition opportunities exist within its current market area. A "tuck-in" acquisition refers to an acquisition in which the Company acquires a solid waste collection company, a division of a company, or certain customers of a company located in the Company's existing market area and integrates the acquired operations or customers into the operations of one of the Company's existing branch facilities. These acquisitions have become an integral part of the industry competitive model due to the efficiencies involved. Such acquisitions, if consummated, provide the Company opportunities to improve market share and route density.

     As the Company enters new markets through acquisitions, it intends to continue to implement a regional expansion strategy. The regional expansion strategy provides the Company with a base of operations to grow internally through price increases, providing additional services to existing customers, adding new private and public customers and tuck-in acquisitions. The Company can then expand its presence in the targeted region by adding solid waste collection and transfer operations in regional markets adjacent to or contiguous with the new location. Because the Company's goal is to increase the scale of its operations through internal growth and through the acquisition of other solid waste businesses, the Company may experience periods of rapid growth with significantly increased staffing requirements. Such growth, if it were to occur, could place a significant strain on the Company's management and on its operational, financial and other resources. The Company's ability to maintain and manage its growth effectively will require it to expand its management information systems capabilities and improve its operational and financial systems and controls. Moreover, the Company will need to attract, train, motivate, retain and manage its senior managers, technical professionals and other employees. Any failure to expand its management information systems capabilities and its operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with any business growth the Company may experience would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently examining opportunities to expand its presence in areas of the Southeastern U.S. other than North Carolina and South Carolina. The Company is analyzing potential acquisitions of solid waste services operations in Mississippi, North Carolina, South Carolina, Tennessee, Georgia, Alabama and Virginia. There can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition. Failure by the Company to implement successfully its acquisition strategy will limit the Company's growth potential.

     The recent consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. These circumstances may increase acquisition costs to levels beyond the Company's financial capability or pricing parameters or which, as to acquisitions made by the Company, may have an adverse effect on the Company's results of operations. Many of the Company's competitors for acquisitions are larger, better known companies with significantly greater resources than the Company. The Company also believes that a significant factor in its ability to consummate acquisitions will be the relative attractiveness of shares of the Company's Common Stock as an investment instrument to potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors.

     While the Company does not currently operate any solid waste landfills, the Company is actively engaged in identifying solid waste landfill acquisition candidates in the Southeast. The Company believes that the successful acquisition of landfills would provide the Company with opportunities to integrate vertically its collection, transfer and disposal operations while improving operating margins. Although the Company is actively engaged in identifying these candidates, the number of candidates is limited in the Company's current market area. Generally, the Company will evaluate a landfill target by determining, among other things, whether access to the landfill is economically feasible from its existing market areas either directly or through strategically located transfer stations, expected landfill life, the potential for landfill expansion, and current disposal costs compared with the cost to acquire the landfill. In addition, where the acquisition of a landfill site is either not available or not economically feasible, the Company seeks to enter into long-term disposal contracts with facilities that are located in proximity to its market areas.

     Operating Enhancements

     The Company has implemented advanced management information systems, financial controls, shared support services and benchmarking systems designed to improve productivity, efficiency and profitability of its existing and acquired operations. Each branch facility has on-line real time access to the Company's financial, operating, cost and customer information. This access enables the Company's managers to evaluate continuously the Company's performance record and to establish benchmarks in all phases of the Company's operations. Management utilizes these systems to: improve collection and transportation efficiencies; enhance equipment and personnel utilization; reduce equipment acquisition and maintenance costs; reduce disposal costs by maximizing waste streams directed to lower cost landfills;

timely monitor and collect customer accounts; and provide current information to the Company's sales force to ensure properly structured pricing for new customers.

     Through the utilization of its systems and controls, the Company will continue to manage its landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, the Company has developed an extensive network of transfer stations that it uses to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. Management believes the anticipated closing of landfills in North Carolina will provide opportunities to open more transfer stations and to gain greater volumes of the waste stream, further enhancing the Company's negotiating position. Currently, approximately 28% of the Company's waste volume is directed through Company owned or operated transfer stations.

Acquisition Program

     The Company has acquired 23 solid waste companies since 1990. The Company has developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to: (i) historical and projected financial performance; (ii) internal rate of return, return on assets and return on revenue; (iii) experience and reputation of the candidate's management and customer service reputation and relationships with the local communities; (iv) composition and size of the candidate's customer base; (v) whether the geographic location of the candidate will enhance or expand the Company's market area or ability to attract other acquisition candidates; (vi) whether the acquisition will augment or increase the Company's market share or help protect the Company's existing customer base; (vii) any synergies gained by combining the acquisition candidate with the Company's existing operations; and
 (viii) liabilities of the candidate.

        The Company has an established integration procedure for newly acquired companies designed to effect a prompt and efficient integration of the acquired business while minimizing disruption to the ongoing business of the Company and the acquired business. Once a solid waste collection operation is acquired, programs designed to improve collection and disposal routing, equipment maintenance and utilization, employee productivity, operating efficiencies and overall profitability are implemented. To improve an acquired business' operational productivity, administrative efficiency and profitability, the Company applies the same benchmarking programs and systems to the acquired business as are employed at the Company's existing operations. The Company also solicits new commercial, industrial and residential customers in areas within and surrounding the markets served by the acquired collection operations as a means of further improving operating efficiencies and increasing the volumes of solid waste collected by the acquired operation. The Company typically attempts to retain the acquired company's management and key employees and to decentralize operations, while consolidating administrative and management information systems through the Company's corporate offices.

     Prior to completing an acquisition, Waste Industries performs extensive environmental, operational, engineering, legal, human resource and financial due diligence. All acquisitions are subject to initial evaluation and approval by the Company's management before being recommended to the Board of Directors.

     The following table sets forth the Company's acquisitions completed since 1990:

                                   Year
         Company                 Acquired       Principal Business           Location                Market Area
----------------------------     --------     -----------------------      --------------     ---------------------------
American Waste Systems, Inc.       1997       Industrial and               Lilburn, GA        Gwinnett County, GA
                                               Residential Collection

Garner Area Disposal, Inc.         1997       Residential Collection       Garner, NC         Wake County, NC

Royal DispozAll, Inc.              1997       Commercial and               Easley, SC         Greenville, SC
                                               Industrial Collection

BFI Rocky Mount and Kinston        1997       Commercial, Industrial,      Rocky Mount        Northeastern, NC
                                               Residential Collection        and Kinston,
                                               and Recycling                 NC

Waste Management Chattanooga       1997       Commercial, Industrial       Chattanooga, TN    Bradley, Hamilton, Marion,
                                               and Residential                                  Meigs, Rhea and
                                               Collection                                       Sequatchie Counties, TN;
                                                                                                Catoosa, Chattooga, Dade,
                                                                                                Gordon, Murray, Walker
                                                                                                and Whitfield Counties,
                                                                                                GA; and Jackson County, AL
BFI Charleston                     1997       Commercial, Industrial       Charleston, SC     Charleston County, SC
                                               and Residential
                                               Collection and
                                               Recycling

BFI Raleigh-Durham                 1997       Residential Collection       Raleigh, NC        Wake and Durham Counties, NC

Wayco Sanitation, Inc.             1996       Residential Collection       Goldsboro, NC      Wayne County, NC

QA Refuse Systems, Inc.            1996       Residential Collection       Wilson, NC         Wilson County NC

Asi Sanitation                     1996       Residential Collection       Henderson, NC      Vance County, NC

Bruce Kessler                      1996       Residential Collection       Wake Forest, NC    Wake and Franklin Counties,
                                                                                                NC

                                   Year
         Company                 Acquired       Principal Business           Location                Market Area
----------------------------     --------     -----------------------      --------------     ---------------------------
A. Windfish Disposal Co.           1995       Commercial, Industrial       Hampstead, NC      Coastal Southeastern, NC
                                               and Residential
                                               Collection

F & M Sanitation Services, Inc.    1995       Commercial and               Louisburg, NC      Franklin County, NC
                                               Residential Collection

Shaw Sanitation Services           1995       Residential Collection       Raleigh, NC        Wake County, NC

A-OK Home Services, Inc.           1994       Residential Collection       Chapel Hill, NC    Orange and Durham Counties,
                                                                                                NC

Kerr Lake Area Sanitation, Inc.    1994       Residential Collection       Wake Forest, NC    Vance and Wake Counties, NC

Sunshine Sanitation Service -      1994       Residential Collection       Raleigh, NC        Wake County, NC
     East Wake Division

Chambers Development Company -     1993       Commercial, Industrial       Conway, SC         Horry County, SC
     Myrtle Beach- Conway                      and Residential
                                               Collection

Commercial Trash Container         1991       Container Rental             Haw River, NC      Alamance County, NC
     Service

Thomas Sanitation, Inc.            1991       Commercial and               Clinton, NC        Sampson County, NC
                                               Industrial Collection

Dependable Sanitation              1990       Commercial and               Goldsboro, NC      Wayne County, NC
     Services, Inc.                            Industrial Collection

Clean Sweep, Inc.                  1990       Commercial and               Elizabeth          Pasquotank County, NC
                                               Industrial Collection         City, NC

Joyner Service, Inc.               1990       Commercial and               Fayetteville,      Cumberland County, NC
                                               Industrial Collection         NC

     1997 Acquisitions

     On October 31, 1997, the Company purchased equipment and customer contracts related to the solid waste collection business of American Waste Systems, Inc. ("American") in Lilburn, Georgia and Garner Area Disposal, Inc. ("Garner Disposal") in Garner, North Carolina. The purchase price of the assets of American and Garner Disposal were approximately $5.3 million and $635,000, respectively. The consideration paid for the Garner Disposal acquisition included the issuance of 13,834 shares of the Company's Common Stock with a fair value of approximately $285,000.

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

     On August 30, 1997, the Company purchased the assets of BFI's Rocky Mount and Kinston, North Carolina waste hauling and recycling operations (excluding BFI's medical waste business) for $11.4 million in cash.

     On May 15, 1997, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection business of two subsidiaries of Waste Management, Inc. in and around Chattanooga, Tennessee. The purchase price for these assets was $11.2 million in cash.

     On April 30, 1997, the Company purchased equipment and customer contracts related to the solid waste collection business of Browning-Ferris Industries of South Atlantic, Inc. ("BFISA") in and around Charleston, South Carolina. The purchase price for these assets was approximately $4.8 million.

     On March 21, 1997, the Company purchased equipment and customer contracts related to the residential solid waste collection business of BFISA in and around Raleigh and Durham, North Carolina. The purchase price for these assets was approximately $782,000.

     The Company primarily used borrowings under its revolving credit facility to fund acquisitions during 1997.

Contracts Program

     The Company devotes significant resources to securing large contracts from municipal and other governmental agencies and has been awarded approximately 93 contracts since 1992. The Company believes that opportunities for gaining larger contracts are increasing due to trends among municipalities to privatize or outsource solid waste services. In most cases, only larger disposal services companies such as the Company are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, the Company's management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. The Company engages in extensive due diligence using its advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. The Company's regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. The Company may be required to bid for renewal of a contract previously awarded to the Company, or in certain cases to renegotiate the contract as a result of changed market conditions. Since 1992, the Company has been successful in retaining more than 98% of its major contracts at the time of renewal.

Services

     Commercial, Industrial And Residential Waste Services

     The Company's commercial and industrial collection and disposal services are performed under one-year to five-year service agreements, and fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve the Company's operating efficiencies and, through consolidation of these volumes, enables the Company to negotiate more favorable disposal prices. The Company's commercial and industrial customers utilize portable containers for storage thereby enabling the Company to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. The Company provides two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services provided by the Company and for an additional fee under its waste services contract, stationary compactors that compact waste prior to collection are installed on the premises of a substantial number of large volume customers. No single commercial or industrial contract is individually material to the Company's results of operations.

     The Company's residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant the Company the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. The Company had more than 150 municipal contracts in place as of December 31, 1997. No single municipal or other residential contract is individually material to the Company's results of operations. Municipal contracts in the Company's market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service.

     Transfer Station Services

     The 18 transfer stations operated by the Company receive, compact and transfer solid waste to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by:
(i) providing access to multiple landfills; (ii) improving utilization of collection personnel and equipment; (iii) concentrating the waste stream to gain leverage in negotiating for more favorable disposal rates; and (iv) building relationships with municipalities that can lead to opportunities for additional business in the future. The Company expects to develop, own and operate one additional transfer station in 1998. Depending on the location, size and local regulatory environment, transfer stations can be constructed for as little as $150,000 for a small rural facility or as much as $1.0 million for larger sites. The Company believes that it has obtained all permits and authorizations necessary to operate its existing transfer stations and that each of its existing transfer stations has been operated in compliance in all material respects with applicable environmental regulations.


        The Company owns three of the transfer stations it operates, and operates the remaining fifteen transfer stations pursuant to operating agreements. These operating agreements have terms ranging from annual one-year renewals to an indefinite period. The Company generally receives a fixed monthly operating fee for its services under these agreements, together with a variable fee based upon the number of hauls made by the Company from the station. Approximately 27% of waste directed to the transfer stations operated by the Company is delivered by third parties, who pay the Company a fee based on the tonnage delivered. Control of these third-party waste streams coupled with the Company's waste stream adds to the bargaining power exerted by the Company in its negotiations for favorable solid waste disposal rates with landfill operators.

     Recycling Services

     Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. The Company believes that recycling will continue to be an important component of local and state solid waste management plans as a result of the public's increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. The Company offers commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. The Company operates approximately 100 convenience sites located in 15 counties in its market area where residents can dispose of recyclables. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of four Company-operated facilities for processing prior to resale.

     During the last five years, the Company has invested approximately $5 million in infrastructure to develop regionally located recycling facilities and equipment. Through these facilities, the Company recycles office paper, cardboard, aluminum and steel cans, plastic, glass, pallets and yard waste. In 1997, less than 3% of the Company's waste stream was recycled. Through a centralized effort, the Company resells recycled waste products using commercially reasonable practices and seeks to manage commodity-pricing risk by spreading the risk among its customers. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions. Accordingly, the Company's results of operations will be affected, and may be affected materially, by changing resale prices or demand for certain recyclable commodities, particularly wastepaper. These changes may also contribute to significant variability in the Company's period-to-period results of operations.

     Convenience Sites and Other Specialized Services


         In 1982, the Company developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which Company personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and adjacent to recreational areas, the Company believes that county and local governments will contract for these sites to be strategically located. The Company operates approximately 100 of these convenience sites.

     In addition, the Company has increased its efforts to secure additional contracts to manage comprehensive disposal services for large corporations and municipalities. For example, after thorough review and evaluation, the Company may provide a lump sum quote for handling all the waste in a Company's facility. This would include source separating various wastes into commodities for resale and non-recyclables for disposal. The process of sorting at the source, processing through a compaction system and scheduling waste and recyclable removals only when the containers are full reduces the Company's cost and increases the operating efficiency. Furthermore, confidential documents can be controlled throughout the process and destroyed to the customer's satisfaction.

Operations

     Branch Facility Structure

     The Company believes that a branch facilities structure retains decision-making authority close to the customer, which enables it to identify customers' needs quickly and implement cost-effective solutions. Furthermore, the Company believes that it provides a low-overhead, highly efficient operational structure that allows the Company to branch into geographically contiguous markets and operate in small communities which larger competitors may not find attractive. The Company believes that branch facilities and decentralized management of operations provide the Company with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

     The Company delivers its waste services from branch locations, in contiguous service areas, which permit the Company's branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated region is overseen by a regional manager, who is typically located at one of the Company's branch facilities. As of December 31, 1997, the branch network was divided into the five regions set forth below:

Central                 South                West                   Coastal                Tennessee Valley
-------                 -----                ----                   -------                ----------------
Durham, NC              Wilmington, NC       Graham, NC             Newport, NC            Chattanooga, TN

Elizabeth City, NC      Bolivia, NC          Greensboro, NC         Jacksonville, NC       Lilburn, GA

Garner, NC              Conway, SC           Henderson, NC                                 Easley, SC

Goldsboro, NC           Sumter, SC           Oxford, NC

Greenville, NC          Charleston, SC

Hope Mills, NC

Raleigh, NC

Wilson, NC

Rocky Mount, NC

Kinston, NC

     The managerial philosophy of the Company centers on the principle that customers' needs can best be served at the local level by a staff of well-trained personnel led by a branch manager. Each branch manager is responsible for implementing sales programs, maintaining service quality, promoting safety in the branch's operations and overseeing the day-to-day operations for the branch, including contract administration. Branch managers also assist regional managers in identifying potential acquisition candidates. Frequently, the branch manager is also the branch facility's sales manager; but in larger market areas, branch facilities will have one or more sales persons. Branch managers are compensated based on the performance of their branch. Each branch manager reports to a regional manager or Vice President, who reports directly to the Company's Executive Vice President.

     In addition to delivering the Company's services, branch staff responsibilities include setting up customer accounts, answering customer questions, processing accounts payable and maintaining accurate payroll and personnel information. Maintenance support for collection equipment is also provided at the branch facility. The facility size, number of maintenance personnel and capabilities are determined by the number of vehicles operated and the type of services provided within the branch facility's market area.

     On a monthly basis, the corporate and/or regional officers meet with each branch manager to discuss and evaluate the branch operations. This evaluation is conducted through the use of flash reports on a weekly basis at the branch and regional levels and monthly at the corporate level. Flash reports highlight key operating data such as man-hours, overtime hours, truck hours, revenues and extraordinary costs. These meetings are oriented to identifying trends, opportunities and strategies in the branch facility's proximate geographic area. Using a decentralized approach, but with strong corporate monitoring and strict budgetary and operating guidelines and quality control standards, each branch manager has the authority to exercise discretion in business decisions. The Company's management information systems provide corporate management timely oversight of branch performance.

     Information Technologies

     A cornerstone of the Company's desire to deliver responsive and cost-effective waste services is its management information system network. Many of the Company's information systems, controls and services are designed to assist branch facilities' personnel in making decisions based upon centralized information. Financial control is maintained through personnel, fiscal and accounting policies which are established at the corporate level for implementation at the branch locations. The Company's systems allow for centralized billing and collection through a lock-box system, thus enhancing cash management. An internal audit program monitors compliance with Company policies and the benchmarks are monitored continuously using an advanced management information system. This information system links the Company's IBM AS400 computer to each branch using satellite technology which allows each branch on-line, real-time financial, productivity, maintenance and customer information.

     Support Services

     In order to ensure focus at the branch facility level and to support branch operations, the Company established its Support Services Team during 1995. Support services include: (i) safety and training services; (ii) risk management; (iii) capital expenditure evaluation; (iv) human resources services;
(v) equipment maintenance; (vi) location of most economical disposal facilities;
(vii) purchasing; (viii) sales and marketing support; (ix) productivity analysis; (x) research and development services; and (xi) acquisition due diligence. The Support Services Team provides significant assistance to the branch facilities in the integration of newly acquired operations and in securing new and retaining existing customers. Successful integration of an acquired business is critical to achieving operational and administrative efficiencies and improved profitability of the incremental business.

     Support services include a comprehensive safety and risk management program that has strong management support and includes strict safety rules and policies, accident investigations, tracking and statistical analysis, employee safety awards, branch safety committees and random facility inspections by both corporate staff and an outside loss control specialist. Management believes that its safety program has resulted in accident rates and insurance loss ratios that are consistently lower than industry averages.

Landfill and Other Disposal Alternatives

     Waste Industries currently utilizes approximately 100 disposal sites in the markets it serves. The Company has historically opted to contract for landfill services due to the availability of disposal space at favorable tipping fees in close proximity to its current markets. In certain markets, the Company has been able to control disposal costs by negotiating long-term disposal contracts with Subtitle D landfill operators. In addition, the Company operates an extensive network of transfer stations to consolidate waste streams and receive volume discounts on disposal costs.

     The Company believes that many landfills not in compliance with Subtitle D Regulations will close in its market area in the next few years. Despite this, the absolute volume of disposal capacity is increasing due both to the expansion of capacity at existing landfills and the opening of new landfills. Landfill operators are aggressively soliciting solid waste volumes to ensure cash flows sufficient to support the expansion costs and other capital expenditures made to achieve compliance with the provisions of Subtitle D. Management believes there will continue to be a significant supply of low-cost disposal capacity in its current markets and that by controlling a large volume of the waste stream it will be able to continue to negotiate favorable disposal costs. The Company plans to continue to secure long-term disposal contracts with Subtitle D landfill operators and to continue expansion of transfer stations. Transfer stations allow the Company access to additional disposal sites and are substantially less expensive to develop than landfills. The Company believes that landfills that have been targeted for closure may provide prime sites to develop transfer stations.

     Although the Company does not currently own or operate a landfill site, it may decide to acquire a landfill, develop a landfill, or partner with an experienced landfill operator for the acquisition, development or assumption of the operation of a landfill. In its current markets, such action would be pursued if the Company believed that ownership or operation of a landfill in a particular market would provide significant cost benefits compared to its traditional system of consolidating waste and negotiating favorable disposal rates. In a new market, the Company may become a landfill owner or operator if that market lacks the amount of disposal capacity that the Company has experienced in its current markets. In the event that the Company develops or acquires landfills, the Company will have material financial obligations relating to closure and post-closure costs of disposal facilities which it may operate in the future. The Company will provide accruals for future obligations (generally for a term of 30 to 40 years after final closure of any such landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

     The Company does, however, intend to develop land clearing and inert debris ("LCID") landfills in the near future. Such development would provide the Company an opportunity to dispose of a portion of the Company's waste stream in its own landfill, rather than paying a third party to do so. LCID landfills can only take limited kinds of waste (namely land-clearing and inert debris such as trees, rocks and concrete), as opposed to traditional solid waste landfills, which can take any kind of waste (except hazardous waste). Traditional solid waste landfills are therefore subject to more stringent regulation than LCID landfills. As a result, LCID landfills generally can be constructed in a relatively short time and involve fewer regulatory hurdles compared to traditional solid waste landfills.

     Alternatives to landfill disposal, such as recycling and composting, are increasingly being used. In addition, incineration is an alternative to landfill disposal in certain of the Company's markets. There also has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain type of wastes, such as yard wastes, at landfills. These developments may result in the volume of waste being reduced in certain areas. North Carolina, South Carolina and Virginia have each adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled. These recycling goals are being phased in over the next few years. These alternatives, if and when adopted and implemented, may have a material adverse effect on the business, financial condition and results of operations of the Company.

Marketing and Sales

     Waste Industries markets its services locally through its regional and branch managers and approximately 35 direct sales representatives who focus on commercial, industrial and residential customers. The Company also obtains new customers from referral sources, its general reputation and local market print advertising. Leads are also developed from a construction reporting service, new building permits, business licenses and other public records. Additionally, each branch facility advertises in the yellow pages and other local business print media that cover its service area. A variety of methods are used to market services directly to individual households. Some branch locations have dedicated sales representatives that market residential services. The Company engages in direct mail campaigns and door-to-door marketing and works with real estate agents and developers to sell services to new developments. The Company recently installed telemarketing programs to sell residential services. All Company containers display the Company logo, name and telephone number. Additionally, the Company attends and makes presentations at municipal and state conferences and advertises in governmental associations' membership publications.

     The Company's sales representatives visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon certain incentive formulas. The Company emphasizes providing quality services and customer satisfaction and retention, and believes that its focus on quality service will help retain existing and attract additional customers. Maintenance of a local presence and identity is an important aspect of the Company's marketing plan, and many of the Company's managers are involved in local governmental, civic and business organizations.

     No single Company customer accounted for more than 4% of the Company's revenues in 1997. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operations.

Competition

     The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes four large national waste companies: Waste Management, Inc.; Browning-Ferris Industries, Inc.; USA Waste Services, Inc.; and Allied Waste Industries, Inc. In March 1998, Waste Management and USA Waste Services agreed to merge. There are several other public companies with annual revenue in excess of $100 million, including Republic Industries, Inc. and Superior Services, Inc. The Company competes with a number of these and other regional and local companies, including publicly or privately owned providers of incineration services.

     The Company also competes with certain municipalities that operate their own solid waste collection and disposal facilities. These municipalities may have certain advantages over the Company due to the availability of tax revenues and tax-exempt financing.

     The Company competes for collection and recycling accounts primarily on the basis of price and quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for the Company's services or the loss of business. The Company provides a substantial portion of its residential collection services under municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of the Company's residential services are provided on a subscription basis. The Company's inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on the Company's results of operations.

Employees

     At December 31, 1997, the Company employed approximately 1,150 full-time employees. None of the Company's employees are represented by unions, and the Company has no knowledge of any organizational efforts among its employees. The Company has experienced low turnover among its employees and believes that its relations with its employees are good. The Company is highly dependent upon the services of the members of its management team, the loss of any of whom may have an adverse effect on the Company.

Risk Management, Insurance and Performance Bonds

     Waste Industries actively maintains an environmental and other risk management programs appropriate for its business. The Company's environmental risk management program includes evaluating both existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. The Company also maintains a worker safety program that encourages safe practices in the workplace. Operating practices at all existing Company operations stress minimizing the possibility of environmental contamination and litigation. The Company believes that all of its facilities are in compliance in all material respects with applicable state and federal regulations.

     The Company carries a range of insurance intended to protect its assets and operations, including a commercial general liability policy and a property damage policy. A partially or completely uninsured claim against the Company (including liabilities associated with cleanup or remediation at its own facilities) if successful and of sufficient magnitude, could have a material adverse effect on the Company's results of operations or financial condition. Any future difficulty in obtaining insurance could also impair the Company's ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage.

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. At December 31, 1997, the Company had provided customers and various regulatory authorities with bonds and letters of credit of approximately $1.6 million to secure its obligations. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits. If the Company develops or owns landfills in the future, the Company will attempt to obtain insurance coverage for its long-term care and final closure obligations with respect to any such landfills.

Regulation

     Introduction

     The Company is currently subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of the Company's operations but also are related directly to the demand for many of the services offered by the Company.

     The regulations affecting the Company are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. The Company believes that it is currently in substantial compliance with applicable federal, state and local laws, permits, orders and regulations, and it does not currently anticipate any material environmental costs (although there can be no assurance in this regard). The Company anticipates there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, the Company attempts to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

     In order to transport waste, it is necessary for the Company to possess one or more permits from state or local agencies. These permits also must be periodically renewed and are subject to modification and revocation by the issuing agency. No Company permit has ever been revoked.

     In the future, the Company may expand its activities to include ownership and operation of landfill sites. In order to develop, own or operate a landfill, a transfer station or most other solid waste facilities, the Company is required to go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

     If the Company is successful in acquiring or developing landfill sites, the Company's facilities will be subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

     The principal federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

     The Resource Conservation and Recovery Act Of 1976

     RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they (i) either
(a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous.

     Among the wastes that are specifically designated as nonhazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most nonhazardous industrial waste products.

     Although the company is currently not involved with transportation or disposal of hazardous substances, the Company transported hazardous substances in the past and may become involved with hazardous substance transportation and disposal in the future. The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C regulations provide standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. Subtitle C imposes detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, facility closure, post-closure and financial responsibilities.

     In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Various states into which the Company operates or may enter have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Failure to comply with these regulations could require the Company to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes in these regulations may in the future require the Company to modify, supplement or replace equipment or facilities at costs that may be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently may give an advantage to competitors of the Company whose facilities do not comply with the Subtitle D Regulations or its state counterparts. The

Company's ultimate financial obligations related to any failure to comply with these regulations could have a material adverse effect on the Company's operations and financial condition.

     The Federal Water Pollution Control Act of 1972

     The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. If run-off from the Company's transfer stations or if run-off or collected leachate from the Company's potentially owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water.

     The Comprehensive Environmental Response, Compensation and Liability Act Of 1980 ("Cercla")

     CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the U.S. upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

     The Clean Air Act

     The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has proposed new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

     Some of the federal statutes described above contain provisions authorizing under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes.

     The Occupational Safety and Health Act of 1970

     OSHA establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration of occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to the Company's operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of packaged asbestos-containing materials or other regulated substances during transportation or landfill disposal.

     State and Local Regulations

     Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted Superfund statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

     Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although Congress has not yet passed such legislation, if this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

     In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions.

     These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and results of operations could be materially adversely affected.

     There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its facilities at their full capacity.

Item 2. Property and Equipment

     As of December 31, 1997, the Company owned 13 of its branch facilities which covered in the aggregate more than 100 acres and approximately 90,000 square feet of space.

As of December 31, 1997, the Company leased the remaining 11 facilities which covered in the aggregate more than 40 acres and approximately 75,000 square feet. The Company's corporate headquarters is leased under a traditional real property lease and contains approximately 10,000 square feet of space.

     The major types of equipment used by the Company to service its customers are (i) containers in which customers deposit their waste and (ii) vehicles for collecting and transporting waste.

     Containers

     Some type of container is used in almost every service provided by the Company, and the Company therefore has an extensive inventory on-hand or on-site at customers' locations. The Company owns all of its containers and centrally manages its inventory located at the branch facility level. The Company also owns a significant number of on-site compaction containers, which provide efficiency for high-volume solid waste generators. Container life is dependent on the location of the container, the type of waste that is deposited into the container and how the container is maintained. Proper maintenance of commercial and industrial front loader and roll-off containers consists of regular repainting, scheduled repairs and switch-outs, quality cleaning, sanding and priming and monitoring of the container by Company employees to check for needed repairs. Residential collection containers require minor maintenance.

     Collection Vehicles

     The Company utilizes a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. The Company owns approximately 90% of its transportation fleet and leases the remainder. The Company has implemented an aggressive and reliable maintenance program to extend the useful lives of its equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers' suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on its class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is done by Company personnel located in branch facilities.

Item 3. Legal Proceedings.

     In the normal course of its business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, there is no current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                               EXECUTIVE OFFICERS

     As of February 28, 1998, the executive officers of the Company were as follows:

Name                                 Age     Position(s)
----                                 ---     -----------
Lonnie C. Poole, Jr............       60     Chairman, Chief Executive Officer and Director
Jim W. Perry...................       53     President, Chief Operating Officer and Director
Robert H. Hall.................       51     Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Henry E. Dick..................       50     Executive Vice President

     Lonnie C. Poole, Jr. founded the Company in 1970 and has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since that time. Mr. Poole holds a B.S. in Civil Engineering from North Carolina State University and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Poole has more than 27 years' experience in the solid waste industry. He has served in the Environmental Industry Association, a non-profit business association established to, among other things, inform, educate and assist its members in cost-effective, safe and environmentally responsible management of waste ("EIA", formerly the National Solid Waste Management Association or the "NSWMA"), in the following positions: Chairman, Vice-Chairman, Board Member. In addition, Mr. Poole has served in the EIA Research and Education Foundation as Chairman and now is a member of its Board of Directors. Mr. Poole was inducted into the EIA Hall of Fame in 1994.

     Jim W. Perry joined the Company in 1971 and has served as the Company's President and Chief Operating Officer since 1987 and as a director since 1974. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 27 years' experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

     Robert H. Hall joined the Company in 1978 and has served as the Company's Chief Financial Officer, Vice President, Secretary and Treasurer since 1983 and as a director since 1983. Mr. Hall is a Certified Public Accountant and holds a B.S. in Business Administration from East Carolina University. Mr. Hall has more than 19 years' experience in the solid waste industry.

     Henry E. Dick has served as the Company's Executive Vice President, responsible for all operating divisions and all sales and marketing activities, since 1991. Prior thereto, he served in various positions, most recently as the Company's Vice President of Sales and Marketing from 1987 to 1991. Mr. Dick holds a B.A. in Political Science from Guilford College. Mr. Dick has more than 15 years' experience in the solid waste industry. Mr. Dick has served the Carolinas Chapter of NSWMA as Chairman for two years, Vice-Chairman for four years, Legislative Chairman for four years and member of the Waste Hauler's Council. Mr. Dick was voted EIA Member of the Year for 1997.

     None of the executive officers, directors or other key employees of the Company is related to any other executive officer, director or other such key employee, except that Lonnie C. Poole, Jr. and Lonnie C. Poole, III are father and son.

Other Key Employees

     The following table sets forth certain information concerning the other key employees of the Company as of March 24, 1998:

Name                             Age         Position(s)
----                             ---         -----------
Lonnie C. Poole, III             36          Vice President and Director of Support Services
Steven C. Goode                  48          Vice President of Marketing
Joseph W. Peacock, Jr.           48          Vice President
Stephen C. Shaw                  38          Vice President of Finance and Controller
Joe H. Lowry, Jr.                43          Director of Human Resources
Ralph A. Ford                    42          Director of Risk Management
Harrell J. Auten                 50          Vice President
Roger C. Davis                   54          West Regional Manager
Dallas D. Goodwin                47          Coastal Regional Manager
Richard D. Lauck                 52          Vice President
James M. Roberts                 48          Vice President
William A. Williams              52          Division Manager

     Lonnie C. Poole, III has served as the Company's Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as the Company's Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr. Mr. Poole has more than eight years' experience in the solid waste industry.

     Steven C. Goode has served as Vice President of Marketing since 1995. Prior thereto, he served in various managerial capacities for the Company, including as Vice President from 1991 to 1995. Mr. Goode studied Business Administration at Virginia Commonwealth University and holds an A.S. in Business Administration from John Tyler Community College. Mr. Goode has more than 14 years' experience in the solid waste industry.

     Joseph W. Peacock, Jr. has served as a Vice President of the Company since 1994. The Company has employed him since 1983, beginning as the parts manager. Since that time, he has been promoted to Operations Manager, General Manager and, in 1994, Vice President. Mr. Peacock received a business management degree from North Carolina State University in 1974. Mr. Peacock has more than 15 years' experience in the solid waste industry.

     Stephen C. Shaw has served as the Company's Controller since he joined the Company in 1985 and as Vice President of Finance since 1991. Mr. Shaw holds a B.S. in Business Administration from UNC-CH. Mr. Shaw has more than 13 years' experience in the solid waste industry.

     Joe H. Lowry, Jr. has served as the Company's Director of Human Resources since he joined the Company in October 1995. Prior to joining the Company, he worked for over 13 years for Carolina Power and Light Company, most recently as the Senior Human Resources Representative for its Southern Division. Mr. Lowry holds an A.S. degree from Lees-McRae College and a B.A. in Education from Western Carolina University. Mr. Lowry has more than two years' experience in the solid waste industry.

     Ralph A. Ford has served as the Company's Risk Manager since he joined the Company in September 1996. Prior to joining the Company, he worked for over five years for Chambers Development Company, most recently as the Northern Region Safety Manager following that company's merger with USA Waste in 1995. Mr. Ford holds a B.S. in Industrial Education and an M.A. in Vocation/Industrial Education from Tennessee State University. Mr. Ford has more than seven years' experience in the solid waste industry.

     Harrell J. Auten has served as a Vice President of the Company since March 1998. From 1993 until March 1998, he served as the Company's South Regional Manager. From 1991 to 1993, he owned and operated his own company, Lodal-South, Inc., Mr. Auten holds a B.S. in Business Administration from UNC-CH. Mr. Auten has more than 27 years' experience in the solid waste industry.

     Roger C. Davis has served as the Company's West Regional Manager since 1995. Since he joined the Company in 1987, he has served in various positions, including as Division Manager from 1990 to 1995. Mr. Davis holds a B.S. in Business Administration from the University of New York at Albany and an A.S. in Applied Science in Industrial Management from El Paso Community College. Mr. Davis has more than 11 years' experience in the solid waste industry.

     Dallas D. Goodwin has served as the Company's Coastal Regional Manager since 1990. He holds a B.S. in Business Administration from Pembroke State University and attended the North Carolina School of Banking and the Graduate School of Retail Banking at the University of Virginia. Mr. Goodwin has more than eight years' experience in the solid waste industry.

     Richard D. Lauck has served as a Vice President of the Company since March 1998. From November 1995 until March 1998, he served as the Company's Central Regional Manager. Prior to joining the Company, Mr. Lauck worked for 14 years with Waste Management, Inc., where he held various operational positions including General Manager, Vice President and Region Manager. Mr. Lauck holds a B.S. degree, specializing in Marketing, from the University of Northern Colorado and an M.S. from Colorado State University. Mr. Lauck has more than 16 years' experience in the solid waste industry.

     James M. Roberts has served as the Company's East Regional Manager since 1990. Since he joined the Company in 1978 he has served in various positions including Division Manager from 1985 until 1990. Mr. Roberts studied Forestry and Business Administration at Wayne Community College. Mr. Roberts has more than 19 years' experience in the solid waste industry.

     William A. Williams has served as a Division Manager of the Company since 1978. Since joining the Company in 1973, he has served in various positions, including Branch Manager from 1973 to 1978. Mr. Williams has more than 25 years' experience in the solid waste industry.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     (a)  Price Range of Common Stock

     The Company's Common stock trades on the Nasdaq National Market under the symbol "WWIN". The following sets forth the quarterly high and low bid prices from June 13, 1997 (the date trading commenced) through December 31, 1997 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions.

                                                              High         Low
                                                              ----         ---
1997
     June 13, 1997 through June 30, 1997................   $18          $15 7/8
     Third Quarter......................................   $27 3/4      $17 1/4
     Fourth Quarter.....................................   $24 1/8      $17 3/4

     (b)  Approximate Number of Equity Security Holders

     As of March 18, 1998, the number of record holders of the Company's Common Stock was 70 and the Company believes that the number of beneficial owners was more than 400.

     (c)  Dividends

     Since its conversion from S corporation to C corporation status in connection with and prior to its initial public offering in June 1997, the Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company's credit facilities contain convenants that restrict the payment of cash dividends.

Item 6.  Selected Financial Data.

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996 and 1997 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1993 and 1994 and the consolidated balance sheet data as of December 31, 1993, 1994 and 1995 are derived from financial statements not included in this Annual Report on Form 10-K.

                                                                                Year Ended December 31, (1)
                                                      -----------------------------------------------------------------------------
                                                        1993             1994             1995             1996             1997
                                                      ---------        ---------        ---------        ---------        ---------
                                                                    (in thousands, except per share amounts)
Statement of Operations Data:
Service revenues ..............................       $  49,467        $  66,382        $  82,163           92,381        $ 114,759
Equipment sales ...............................           3,825            1,852            1,974            1,671            1,544
                                                      ---------        ---------        ---------        ---------        ---------
Total revenues ................................          53,292           68,234           84,137           94,052          116,303
Cost of service operations ....................          27,869           37,398           49,844           58,911           71,289
Cost of equipment sales .......................           2,694            1,852            1,590            1,162            1,133
                                                      ---------        ---------        ---------        ---------        ---------
Total cost of operations.......................          30,563           39,250           51,434           60,073           72,422
Selling, general and
   administrative .............................          12,102           15,143           15,877           16,757           21,157
Depreciation and amortization .................           6,150            7,615            8,217            8,522           10,860
                                                      ---------        ---------        ---------        ---------        ---------
Operating income ..............................           4,477            6,226            8,609            8,700           11,864
Interest expense ..............................          (1,625)          (1,920)          (2,122)          (2,345)          (2,831)
Other income ..................................             171              287              473              694              719
                                                      ---------        ---------        ---------        ---------        ---------
Income before income taxes ....................           3,023            4,593            6,960            7,049            9,752
Pro forma income taxes(2) .....................           1,230            1,865            2,790            2,845            3,800
                                                      ---------        ---------        ---------        ---------        ---------
Pro forma net income (2) ......................       $   1,793        $   2,728        $   4,170        $   4,204        $   5,952
                                                      =========        =========        =========        =========        =========
Pro forma earnings per share(2)(3)
     Basic ....................................       $    0.22        $    0.29        $    0.44        $    0.44        $    0.56
                                                      =========        =========        =========        =========        =========
     Diluted ..................................       $    0.19        $    0.28        $    0.43        $    0.43        $    0.54
                                                      =========        =========        =========        =========        =========

Weighted average number of shares
outstanding:
     Basic ....................................       $   8,183        $   9,564        $   9,564        $   9,600        $  10,649
     Diluted ..................................           9,571            9,597            9,600            9,847           11,008

                                                                             Year Ended December 31, (1)
                                                  ---------------------------------------------------------------------------------
                                                    1993              1994              1995              1996              1997
                                                  ---------         ---------         ---------         ---------         ---------
                                                                       (in thousands, except per share amounts)
Other Operating Data:
Net cash provided by operating
   activities ............................        $   8,845         $  12,933         $  15,787         $  14,946         $  20,478
Net cash used in investing
   activities ............................          (11,356)          (11,436)           (8,556)          (14,794)          (57,669)
Net cash provided by (used in)
   financing activities ..................            3,472            (1,445)           (7,200)             (420)           36,144
EBITDA(4) ................................        $  10,798         $  14,128         $  17,299         $  17,915         $  23,443

                                                                             Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                    1993              1994              1995              1996              1997
                                                  ---------         ---------         ---------         ---------         ---------
                                                                       (in thousands, except per share amounts)
Balance Sheet Data:

Cash and cash equivalents ................        $   1,987         $   2,039         $   2,071         $   1,803         $     757
Working capital (deficit) ................           (2,779)           (3,313)            1,801             1,601             1,694
Property and equipment, net ..............           31,184            33,295            33,742            39,842            60,984
Total assets .............................           45,404            48,836            50,673            59,068           108,259
Long-term debt, net of current
   maturities ............................           23,770            22,466            27,193            33,070            49,442
Shareholders' equity .....................            8,996            12,579            13,559            14,171            39,848

----------

(1) Effective April 1, 1996, Waste Industries completed a corporate reorganization in which Waste Enterprises, Inc., Waste Industries East, Inc., Waste Industries South, Inc., Waste Industries West, Inc., KABCO, Inc., Conway 378, Inc. and AmLease, Inc. were merged with and into Waste Industries. Simultaneously, certain real estate properties previously leased to Waste Industries by Property Management Group, a partnership of certain shareholders of Waste Industries were transferred to Waste Industries. These transactions were accounted for at historical cost in a manner similar to that in pooling of interests accounting. Accordingly, Waste Industries' financial statements have been restated to include these accounts and transactions for all periods presented.

(2) For each of the fiscal years presented through 1996 (and for the period from January 1, 1997 to May 8, 1997), the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Dividend Policy and Prior S Corporation Status" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Supplementary basic and diluted earnings per share, assuming that the net proceeds to the Company from its initial public offering (based on the issuance by the Company of 1,925,000 shares of Common Stock at the public offering price per share of $13.50) were used to repay all approximately $7.8 million of revolving bank debt outstanding as of January 1, 1997, was $0.56 and $0.54, respectively, for the year ended December 31, 1997. Such supplementary earnings per share data assume the transaction occurred at the beginning of the period. Basic and diluted weighted average shares outstanding for purposes of this computation are 11,535,763 and 11,894,775, respectively.

(4) EBITDA is defined as income before income taxes plus interest expense and depreciation and amortization. EBITDA should not be considered an alternative to (i) operating income or net income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with GAAP) as a measure of operating performance or liquidity. However, the Company has included EBITDA data (which are not a measure of financial performance under GAAP) because it understands that such data are commonly used by certain investors to evaluate a Company's performance in the solid waste industry. Furthermore, the Company believes that EBITDA data are relevant to an understanding of the Company's performance because they reflect the Company's ability to generate cash flows sufficient to satisfy its debt service, capital expenditure and working capital requirements. The Company therefore interprets the trends that EBITDA depicts as one measure of the Company's operating performance. However, funds depicted by the EBITDA measure may not be available for debt service, capital expenditures or working capital due to legal or functional requirements to conserve funds or other commitments or uncertainties. EBITDA, as measured by the Company, might not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cashflows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

     The following presentation of management's discussion and analysis of the Company's consolidated financial condition and results of operation should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information appearing elsewhere in this report.

Overview

     Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina and South Carolina and, to a limited extent, in Virginia, Tennessee, Alabama and Georgia.

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

     From 1986 until May 8, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1995 and 1996, the Company made cash distributions of approximately $3.1 million and $1.8 million during 1996 and 1997, respectively, to its shareholders. In connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.4 million in cash payments) to the Company's S Corporation shareholders in June 1997. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 8, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on May 9, 1997.

Results of Operations

     General

     The Company's branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. The Company derives a substantial portion of its collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. The Company's residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide the Company with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in the Company's existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts provide consistent cash flow during the term of the contracts.

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

     Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. As of December 31, 1997, the Company operated 13 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. On January 1, 1998, the Company opened five additional transfer stations. The Company does not currently own or operate any solid waste landfills. In the event that the Company develops or acquires landfills, operating expenses for such landfill operations may include labor, equipment, legal and administrative, ongoing environmental compliance, royalties to former owners, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

     The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At December 31, 1996, the Company had recorded no such capitalized costs. At December 31, 1997, the Company had recorded $85,510 of capitalized land acquisition costs in connection with the development of a new LCID landfill and $0 relating to pending acquisitions. Because it currently does not own any landfills, the Company does not accrue for estimated landfill closure and post-closure maintenance costs.

     Selling, general and administrative ("SG&A") expenses include management salaries, clerical and administrative overhead, professional services, costs associated with the Company's marketing and sales force and community relations expense.

     Property and equipment is depreciated over the estimated useful life of the assets using the straight-line method.

     Other income and expense, which is comprised primarily of interest income and gains and losses on sales of equipment, has not historically been material to the Company's results of operations.

     To date, inflation has not had a significant impact on the Company's operations.

     The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's statements of income:

                                                    Year ended December 31,
                                                 -----------------------------
                                                  1995        1996        1997
                                                 -----       -----       -----

Total revenues .............................     100.0%      100.0%      100.0%
Service revenues ...........................      97.7        98.2        98.7
Equipment sales ............................       2.3         1.8         1.3
                                                 -----       -----       -----
Total cost of operations ...................      61.1        63.9        62.3
Selling, general and administrative ........      18.9        17.8        18.2
Depreciation and amortization ..............       9.8         9.1         9.3
                                                 -----       -----       -----
Operating income ...........................      10.2         9.2        10.2
Interest expense ...........................      (2.5)       (2.4)       (2.4)
Other income ...............................       0.6         0.7         0.6
                                                 -----       -----       -----
Income before income taxes .................       8.3%        7.5%        8.4%
Pro forma income taxes(1) ..................       3.3         3.0         3.3
                                                 -----       -----       -----
Pro forma net income(1) ....................       5.0         4.5         5.1

----------
(1) For each of the periods presented, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Total revenues increased $22.3 million, or 23.7%, to $116.3 million in 1997 from $94.1 million in 1996. This increase was primarily attributable to the following two factors: (i) the effect of a full year of revenues from the four businesses acquired in 1996, as well as a partial year of results from seven businesses acquired in 1997; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions. Price increases in 1997 for the Company's solid waste collection and disposal services did not contribute materially to increased 1997 revenues.

     Cost of Operations. Total cost of operations increased $12.3 million to $72.4 million in 1997 from $60.1 million in 1996. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1996 and 1997. Total cost of operations as a percentage of revenues decreased to 62.3% in 1997 from 63.9% in 1996. This decrease was primarily the result of increased route density and synergy achieved through acquisitions.

     SG&A. SG&A expenses increased $4.4 million to $21.2 million in 1997 from $16.8 million in 1996. As a percentage of revenues, SG&A increased to 18.2% in 1997 from 17.8% in 1996 due to an increase in personnel-related and general operating expenses incurred in support of the Company's revenue growth.

     Depreciation and Amortization. Depreciation and amortization increased by $2.4 million to $10.9 million in 1997 from $8.5 million for the prior year. The principal reason for the increase was depreciation of the additional property and equipment acquired and put into service due to higher collection volumes, and depreciation of the additional assets of businesses acquired during 1996 and 1997. Depreciation and amortization, as a percentage of revenues, increased to 9.3% in 1997 from 9.1% in 1996, primarily as a result of acquisitions in 1996 and 1997.

     Interest Expense. Interest expense increased 0.5 million to $2.8 million in 1997 from $2.3 million in 1996. This increase was due to the higher level of average annual outstanding indebtedness, partially offset by a decrease in interest rates. Interest expense as a percentage of revenues remained relatively constant at 2.4% in 1997 and 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues. Total revenues increased $9.9 million, or 11.8%, to $94.0 million in 1996 from $84.1 million in 1995. This increase was primarily attributable to the following two factors: (i) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions; and (ii) to a lesser extent, the effect of a full year of revenues from the three businesses acquired in 1995, as well as a partial year of results from four businesses acquired in 1996. The effect of these revenue increases was partially offset by the $0.3 million decrease in equipment sales and by a decrease in revenue from sales of recyclable commodities. This recyclable commodities decrease was due to a significant decrease in the weighted average price received by the Company for recyclable commodities, primarily corrugated and newsprint materials, causing a 2.0% decrease in 1996 revenue growth from commodity sales. Price increases in 1996 for the Company's solid waste collection and disposal services did not contribute materially to increased 1996 revenues.

     Cost Of Operations. Total cost of operations increased $8.6 million to $60.0 million in 1996 from $51.4 million in 1995. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1995 and 1996. Total cost of operations as a percentage of revenues increased to 63.9% in 1996 from 61.1% in 1995. This increase was primarily the result of: (i) proportionately more growth in lower margin services; (ii) lower margins in recycling services as a result of the decline in the weighted average prices of commodities; and (iii) an increase in waste stream processing and disposal costs.

     SG&A. SG&A expenses increased $0.9 million to $16.8 million in 1996 from $15.9 million in 1995. As a percentage of revenues, SG&A decreased to 17.8% in 1996 from 18.9% in 1995 primarily due to improved economies of scale in the Company's collection operations as a result of additional collection volumes from new customer contracts and acquisitions.

     Depreciation and Amortization. Depreciation and amortization increased by $0.3 million to $8.5 million in 1996 from $8.2 million for the prior year. The principal reason for the increase was depreciation of the additional property and equipment acquired and put into service due to higher collection volumes and depreciation of the additional assets of businesses acquired during 1995 and 1996. Depreciation and amortization, as a percentage of revenues, decreased to 9.1% in 1996 from 9.8% in 1995, primarily as a result of increased revenues.

     Interest Expense. Interest expense increased $0.2 million to $2.3 million in 1996 from $2.1 million in 1995. This increase was primarily due to the higher level of average annual outstanding indebtedness and an increase in the Company's interest rates on outstanding borrowings. Interest expense as a percentage of revenues decreased from 2.5% in 1995 to 2.4% in 1996.

Liquidity and Capital Resources

     The Company's working capital at December 31, 1997 was $1.7 million, compared to $1.6 million at December 31, 1996. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds and the proceeds of its intial public offering in June 1997, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1998. In April 1996, the Company entered into agreements with two lenders under which the Company may borrow up to $75.0 million. Prudential Insurance Company of America ("Prudential") authorized the Company to borrow up to $25.0 million under a senior unsecured promissory note and an additional $25.0 million under an uncommitted, senior unsecured promissory note ("shelf note"). The committed note matures in April 2006 and both notes bear interest at

7.28% per annum, payable quarterly. The repayment term under the note agreement is ten years; interest only is payable for the first three years, with principal payments beginning in April 1999 and continuing for the following seven years. Effective November 1997, the Company amended its agreement with Branch Banking & Trust Company ("BB&T") to increase authorized borrowings of $20.0 million and $5.0 million under two separate unsecured notes to authorized borrowings of $50.0 million and $10.0 million, respectively. The amended borrowings mature in November 2002. The amended repayment term under the note agreements is five years, in with interest only payable monthly and principal due and payable in full upon maturity. Both notes with this lender bear interest at the monthly London Interbank Offered Rate (7.3125% and 6.9688% at December 31, 1996 and 1997, respectively). The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 7.26% at December 31, 1997. The Company has a compensating balance agreement with the bank for $379,000. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as consolidated current debt to total capitalization, consolidated debt to earnings and consolidated fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances.

     Net cash provided by operating activities totaled $20.5 million for the year ended December 31, 1997, compared to $14.9 million for the year ended December 31, 1996. This increase was caused principally by the increases in trade accounts payable, depreciation and amortization and income tax effect of a change in tax status, which was partially offset by an increase in trade accounts receivable. Net cash provided by operations in 1996 decreased to $14.9 million from $15.8 million in 1995. This decrease in 1996 from the prior year includes the $0.1 million increase in income before income taxes. In addition, depreciation and amortization increased $0.3 million in 1996 from 1995.

     Net cash used in investing activities totaled $57.7 million for the year ended December 31, 1997, compared to $14.8 million in for the year ended December 31, 1996. This increase was caused principally by the acquisition of certain assets employed or arising in connection with a residential collection and recycling business for approximately $35.4 million. Net cash used in investing activities totaled $14.8 million for 1996 compared to $8.6 million in 1995. This increase in 1996 compared to 1995 was caused principally by the $6.3 million increase in the amount of capital expenditures for property and equipment acquired and put into service due to higher collection volumes and, to a lesser extent, because (i) proceeds from sale of property and equipment decreased $0.5 million, (ii) cash used for acquisitions of related businesses decreased $1.4 million, (iii) the Company incurred debt issuance costs of $0.6 million related to its new credit facilities, and (iv) in 1996 the Company discontinued acquiring equipment through an operating lease.

     Capital expenditures for 1998 are currently expected to be approximately $23.8 million, compared to $22.5 million in 1997 and $14.4 million in 1996. In 1998, approximately $17.9 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $0.5 million for expansion of transfer station services and approximately $5.4 million for facilities, additions and improvements. The Company intends to fund its planned 1998 capital expenditures principally through internally generated funds, proceeds of the Company's initial public offering in June 1997 and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. If the Company is successful in acquiring landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

     Net cash provided by financing activities totaled $36.1 million for the year ended December 31, 1997, compared to $0.4 million used for financing activities for the year ended December 31, 1996. This increase was primarily attributable to: the Company's initial public offering, which resulted in net proceeds, after deduction of underwriting discounts and commissions and other offering expenses to the Company, of approximately $23.2 million; and net proceeds from issuances of, and lower principal payments on, long-term debt. Net cash used in financing activities for 1996 was $0.4 million, compared to net cash used in financing activities of $7.2 million for 1995. The difference between the 1996 and 1995 amounts was primarily attributable to: (i) the Company's increased level of borrowings on bank notes payable to $32.8 million in 1996 from $28.2 million in 1995; (ii) distributions to shareholders and affiliates of $4.9 million in 1996 compared to distributions of $6.8 million in 1995; and (iii) the discontinuance of acquiring equipment through operating leases which accounted for approximately $3.8 million in 1995.

     At December 31, 1997, the Company had approximately $46.1 million of long-term and short-term borrowings outstanding and approximately $580,000 in letters of credit. At December 31, 1997, the ratio of the Company's long-term debt to total capitalization was 55.4% compared to 70.0% at December 31, 1996. The Company used the net proceeds from its initial public offering to repay revolving bank debt.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the December 31, 1997 financial statements. Accordingly, the Company has changed its prior method used to compute earnings per share and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded.

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

Item 8.  Financial Statements and Supplementary Data.

     See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

     The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

Item 11. Executive Compensation.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1--Election of Directors--Information Concerning the Board of Directors and Its Committees", "Other Information--Compensation of Executive Officers", "--Compensation of Directors", "--Report of the Compensation Committee on Executive Compensation", "--Compensation Committee Interlocks and Insider Participation" and "--Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information--Principal Shareholders" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information--Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

          (1)  Financial Statements.

               See Index to Consolidated Financial Statements on page F-1.

          (2)  Financial Statement Schedules.

                    All financial statement schedules for which provision is
               made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

          (3)  Exhibits.

               Exhibit No.  Description

               2.1(a) Sale of Assets Agreement, dated as of August 30, 1997, by and among the Registrant and BFI.

               3.1(b)       Articles of Incorporation, as currently in effect.

               3.2(b)       Bylaws.

               10.1(b)      1997 Stock Plan.

               10.2(b) Credit Agreement with Branch Banking and Trust Company dated April 3, 1996.

               10.3(b) Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated April 3, 1996.

               11.1         Computation re:  Earnings Per Share

               21.1         List of Subsidiaries
               23.1         Consent of Independent Auditors
               27.1         Financial Data Schedule

----------
(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Current Report on Form 8-K dated September 15, 1997.

(b) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-25631).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WASTE INDUSTRIES, INC.

Date:  March 24, 1998              By: /s/ Lonnie C. Poole, Jr.
                                       ------------------------
                                       Lonnie C. Poole, Jr., Chairman and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Capacity                              Date
         ---------                       --------                              ----

/s/ Lonnie C. Poole, Jr.           Director, Chairman and                  March 24, 1998
---------------------------        Chief Executive Officer (Principal
    Lonnie C. Poole, Jr.           Executive Officer)

/s/ Robert H. Hall                 Director, Vice President,               March 24, 1998
---------------------------        Chief Financial Officer and
    Robert H. Hall                 Treasurer (Principal Financial and
                                   Accounting Officer)


/s/ Jim W. Perry                    Director                               March 24 , 1998
---------------------------
    Jim W. Perry


                                    Director
---------------------------
    J. Gregory Poole, Jr.


/s/ Thomas F. Darden                Director                               March 24,  1998
---------------------------
    Thomas F. Darden

                             WASTE INDUSTRIES, INC.
                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----


Independent Auditors' Report .............................................   F-2

Balance Sheets as of December 31, 1996 and 1997 ..........................   F-3

Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997 .......................................   F-4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997 .......................................   F-5

Notes to Financial Statements ............................................   F-6

INDEPENDENT AUDITORS' REPORT


WASTE INDUSTRIES, INC.:

We have audited the accompanying balance sheets of Waste Industries, Inc. (the "Company") as of December 31, 1996 and 1997 and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina
February 20, 1998

WASTE INDUSTRIES, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                           1996             1997
                                                            -------------    -------------
CURRENT ASSETS:

  Cash and cash equivalents                                 $   1,803,438    $     757,135
  Accounts receivable -- trade, less allowance for
    uncollectible  accounts (1996 -- $616,000;
    1997 -- $869,750)                                           9,236,071       12,246,988
  Inventories                                                   1,973,810          677,053
  Prepaid expenses and other current assets                       414,533          698,425
  Deferred income taxes (Note 12)                                                  581,000
                                                            -------------    -------------
          Total current assets                                 13,427,852       14,960,601

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                    39,841,929       60,983,913

RECEIVABLES -- AFFILIATED COMPANIES (Note 7)                    1,175,205        1,094,003

INTANGIBLE ASSETS (Notes 2 and 4)                               3,698,963       29,967,579

OTHER NONCURRENT ASSETS                                           923,926        1,252,530
                                                            -------------    -------------

TOTAL ASSETS                                                $  59,067,875    $ 108,258,626
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt (Notes 2 and 4)      $     155,492    $     895,467
  Accounts payable -- trade                                     5,637,730        7,453,128
  Accrued expenses and other liabilities (Note 8)               3,300,354        3,457,045
  Accrued distributions (Note 6)                                1,820,000
  Income taxes payable (Note 12)                                                   445,100
  Deferred revenue                                                913,389        1,015,867
                                                            -------------    -------------
          Total current liabilities                            11,826,965       13,266,607
                                                            -------------    -------------

LONG-TERM DEBT, net of current maturities (Notes 2 and 4)      33,070,228       49,441,564

NONCURRENT DEFERRED INCOME TAXES (Note 12)                                       5,702,000

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 9)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Common stock                                                     91,989       24,524,975
  Paid-in capital                                                                8,500,000
  Retained earnings                                            14,319,583        7,085,083
  Shareholders' loans                                            (240,890)        (261,603)
                                                            -------------    -------------
          Total shareholders' equity                           14,170,682       39,848,455
                                                            -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  59,067,875    $ 108,258,626
                                                            =============    =============


                       See Notes to Financial Statements.

WASTE INDUSTRIES, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

                                                      1995             1996             1997
                                                 -------------    -------------    -------------
REVENUES:
  Service revenues                               $  82,163,355    $  92,381,515    $ 114,758,683
  Equipment sales                                    1,973,441        1,670,539        1,543,924
                                                 -------------    -------------    -------------
          Total revenues                            84,136,796       94,052,054      116,302,607
                                                 -------------    -------------    -------------

OPERATING COSTS AND EXPENSES:
  Cost of service operations                        49,844,243       58,911,178       71,288,840
  Cost of equipment sales                            1,589,944        1,163,223        1,133,117
                                                 -------------    -------------    -------------
          Total cost of operations
            (Notes 5, 7 and 9)                      51,434,187       60,074,401       72,421,957
                                                 -------------    -------------    -------------

  Selling, general and administrative (Note 8)      15,876,764       16,756,966       21,157,203
                                                 -------------    -------------    -------------

  Depreciation and amortization                      8,216,715        8,521,900       10,860,262
                                                 -------------    -------------    -------------
          Total operating costs and expenses        75,527,666       85,353,267      104,439,422
                                                 -------------    -------------    -------------

OPERATING INCOME                                     8,609,130        8,698,787       11,863,185
                                                 -------------    -------------    -------------

OTHER EXPENSE (INCOME):
  Interest expense (Note 4)                          2,121,679        2,344,796        2,830,571
  Interest income                                     (318,104)        (188,563)        (283,267)
  Other (Note 7)                                      (154,869)        (506,332)        (436,024)
                                                 -------------    -------------    -------------
          Total other expense (income)               1,648,706        1,649,901        2,111,280
                                                 -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                           6,960,424        7,048,886        9,751,905

INCOME TAX EXPENSE (Note 12):
  Current and deferred                                                                  2,750,000
  Effect of change in tax status                                                        4,300,000
                                                 -------------    -------------    -------------

NET INCOME -- Historical Basis                   $   6,960,424    $   7,048,886    $   2,701,905
                                                 =============    =============    =============

PRO FORMA INCOME BEFORE
  INCOME TAXES (Note 12)                         $   6,960,424    $   7,048,886    $   9,751,905

PRO FORMA INCOME TAXES (Note 12)                     2,790,000        2,845,000        3,800,000
                                                 =============    =============    =============

PRO FORMA NET INCOME (Note 12)                   $   4,170,424    $   4,203,886    $   5,951,905
                                                 =============    =============    =============

PRO FORMA EARNINGS PER SHARE (As Adjusted --
  Notes 6 and 12):
  Basic                                          $        0.44    $        0.44    $        0.56
                                                 =============    =============    =============
  Diluted                                        $        0.43    $        0.43    $        0.54
                                                 =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
  (As Adjusted -- Notes 6 and 12):
  Basic                                              9,564,343        9,600,157       10,648,622
                                                 =============    =============    =============
  Diluted                                            9,599,924        9,846,824       11,007,634
                                                 =============    =============    =============


                       See Notes to Financial Statements.

WASTE INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

                                                           1995            1996            1997
                                                      ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income -- historical basis                      $  6,960,424    $  7,048,886    $  2,701,905
  Adjustments to reconcile net income --
    historical basis to net cash provided
    by operating activities:
    Depreciation and amortization                        8,216,715       8,521,900      10,860,262
    Gain on sale of property and equipment                 (38,999)       (175,171)       (125,376)
    Effect of change in tax status                                                       4,300,000
    Provision for deferred income taxes                                                    821,000
    Changes in assets and liabilities, net of
      effects from acquisitions of
      related businesses:
      Accounts receivable -- trade                      (1,071,172)     (1,446,650)     (1,108,855)
      Inventories                                         (581,863)       (436,283)      1,334,299
      Prepaid and other current assets                     440,568         (90,735)       (272,276)
      Accounts payable -- trade                          1,194,074         968,814       1,815,398
      Accrued expenses and other liabilities               589,958         349,914         115,385
      Income taxes payable                                                                 445,100
      Deferred revenue                                      77,756         204,984        (408,735)
                                                      ------------    ------------    ------------
          Net cash provided by operating activities     15,787,461      14,945,659      20,478,107
                                                      ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment           1,190,004         715,180         710,787
  Purchases of property and equipment                   (8,141,576)    (14,411,360)    (22,500,709)
  Acquisition of related business                       (1,685,000)       (268,927)    (35,438,171)
  Advances to (borrowings from) affiliates                 179,135         (61,671)         81,202
  Collections on other long-term receivables                 2,145           2,317           2,670
  Other noncurrent assets                                 (100,818)       (769,145)       (524,434)
                                                      ------------    ------------    ------------
          Net cash used in investing activities         (8,556,110)    (14,793,606)    (57,668,655)
                                                      ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt               5,380,000      35,618,225      39,564,190
  Principal payments on long-term debt                  (6,885,033)    (31,102,209)    (23,300,751)
  Proceeds from issuance of notes payable to
    shareholders                                           286,620
  Repayments of notes payable to shareholders                             (318,884)
  Repayments of notes receivable from shareholders         820,376         274,404          33,169
  Increase in shareholder loans                                                            (53,882)
  Net proceeds from stock issuance                                                      23,157,924
  Proceeds from exercise of stock options                                   44,756
  Changes in partners' capital                            (900,233)     (1,816,215)
  Cash distributions to shareholders                    (5,901,461)     (3,119,702)     (3,256,405)
                                                      ------------    ------------    ------------
          Net cash (used in) provided by
            financing activities                        (7,199,731)       (419,625)     36,144,245
                                                      ------------    ------------    ------------

NET INCREASE (DECREASE)                                     31,620        (267,572)     (1,046,303)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    2,039,390       2,071,010       1,803,438
                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $  2,071,010    $  1,803,438    $    757,135
                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid for interest                              $  2,045,375    $  1,931,808    $  2,247,085
                                                      ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS -
     During 1997, the Company issued common stock with a fair value of $1,275,062 as partial consideration for certain business acquisitions.

     Also during 1997, the Company reclassified undistributed S Corporation earnings to paid-in capital as a result of the Company terminating its S corporation election on May 9, 1997.

     At December 31, 1996, the Company accrued $1,820,000 distributions to shareholders as partial reimbursement for 1996 taxes owed.

                       See Notes to Financial Statements.

WASTE INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     Business Operations -- Waste Industries, Inc. (the "Company") is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina and South Carolina, and, to a limited extent, in Virginia, Tennessee, Alabama and Georgia. The Company's financial statements include its consolidated subsidiaries: Waste Industries South, Inc., Waste Industries East, Inc., Waste Industries West, Inc. and Kabco, Inc.


     In April 1996, the Company exchanged 2,118,457 shares of its common stock on a share-for-share basis for all of the outstanding common stock of the following companies affiliated through common ownership: Waste Enterprises, Inc., Waste Industries South, Inc., Waste Industries West, Inc., Waste Industries East, Inc., Kabco, Inc., Conway 378, Inc. and AmLease, Inc. As a result, common stock increased by $18,208, treasury stock decreased by $85,098 and additional capital decreased by $103,306. Simultaneously, certain real estate properties previously leased to the Company by Property Management Group ("PMG"), a partnership of certain shareholders of the Company, were transferred to the Company. The property previously leased to the Company by PMG was acquired by the Company on April 1, 1996 for approximately $4.9 million. PMG's depreciated basis in the property was approximately $3.2 million. Pursuant to the provisions of AIN #39 of APB No. 16, the Company recorded the transfer of property at its carryover basis (approximately $3.2 million) and the difference between the amount paid and the carryover basis (approximately $4.9 million less approximately $3.2 million, or $1,686,021) was recorded as a cash distribution to PMG. As a result, retained earnings decreased by $404,171 and additional capital decreased by $1,281,850 to $0.

     The controlling shareholder of the Company owned a controlling interest in each of the companies and partnership that were combined. Additionally, the Company's other shareholders held substantially the same pro rata ownership in each of these companies and partnership. Accordingly, the assets and liabilities transferred are accounted for at historical cost in a manner similar to that in pooling of interests accounting. The Company's financial statements have been restated to include the accounts and operations for all periods prior to the merger.

     Significant Accounting Policies -- The significant accounting policies are summarized below:

     a. Cash and Cash Equivalents -- For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

     b. Inventories -- Inventories consist of (i) trucks and containers held for sale and (ii) operating materials and supplies held for use and are stated at the lower of cost or market using the specific-identification method of costing.

     c. Property and Equipment -- Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method. Estimated useful lives are as follows:

                  Machinery and equipment...................    3 to 10 years
                  Furniture, fixtures and vehicles..........    3 to 10 years
                  Building..................................         30 years

     d. Intangible Assets -- Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combinations. Intangible assets are net of accumulated amortization and consist of the following:

                                                        1996             1997
                                                    -----------      -----------
          Goodwill                                  $ 2,974,654      $29,368,996
          Customer lists                                 87,704           59,431
          Noncompete and consulting agreements          636,605          539,152
                                                    -----------      -----------
          Intangible assets                         $ 3,698,963      $29,967,579
                                                    ===========      ===========

          Customer lists are amortized using the straight-line method over 5 to 10 years. Noncompete and consulting agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method, generally over 15 to 25 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

          Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments in accordance with SFAS No. 121.

     e. Other Noncurrent Assets -- Included in other noncurrent assets are debt issue costs relating to the new borrowings (see Note 4). Debt issue costs are amortized to interest expense using the effective interest method over the life of the related debt.

     f. Long-Lived Assets -- As required, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Accordingly, long-lived assets are reviewed for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted future cash flows attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

     g. Pro Forma Earnings Per Share -- The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have been applied had the Company been taxed as a C Corporation (see Note 12).

          In 1997, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality unless per share amounts are equal. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

          Pro forma basic earnings per share computations are based on the weighted-average common stock outstanding. Pro forma diluted earnings per share includes the dilutive effect of stock options using the treasury stock method (using the initial public offering price of $13.50 per share for periods prior to the Company's initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the exchange of shares resulting from the merger of affiliated companies, for the conversion of nonvoting to voting stock, and for the 1-for-2.5 reverse stock split as discussed in Note 6.

     h. Stock Option Plan -- The Company accounts for employee stock compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

          SFAS No. 123, Accounting for Stock-Based Compensation, is effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     i. Deferred Revenue -- Deferred revenue consists of collection fees billed in advance. Revenue is recognized as services are provided.

     j. Income Taxes -- From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company.

          The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the financial statements give effect to the recognition of deferred tax assets of $800,000 and the assumption of a deferred tax liability of $5,100,000 as a result of the Company's S Corporation election on May 9, 1997. Deferred income taxes (benefits) are provided on temporary differences between financial statement carrying values and the tax basis of assets and liabilities.

     k. Use of Estimates -- In preparing financial statements that conform with generally accepted accounting principles, management must use estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenue and expenses reflected during the reporting period. Actual results could differ from those estimates.

     l. Reclassifications -- Certain 1995 and 1996 financial statement amounts have been reclassified to conform with the 1997 presentation.

2.   ACQUISITIONS

     During 1996 and 1997, the Company acquired the net assets of various waste collection and disposal services businesses to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and include the following:

                                                        1996            1997
                                                    -----------     -----------

Accounts receivable, net                            $               $ 1,902,062
Inventories                                                              37,542
Prepaid expenses and other current assets                                11,616
Accrued expenses and other liabilities                                  (41,306)
Deferred revenue                                                       (511,213)
Property and equipment                                  150,620       8,933,098
Noncompete and consulting agreements                    105,000         159,118
Customer lists and goodwill                             255,472      27,070,188
                                                    -----------     -----------

        Total assets acquired                           511,092      37,561,105

Less obligations financed under notes payable           242,165         847,872
                                                    -----------     -----------

Net acquisition costs                               $   268,927     $36,713,233
                                                    ===========     ===========

     Net acquisition costs include the issuance of 63,634 shares of the Company's common stock with a fair value of $1,275,062 as partial consideration for certain business acquisitions.

     Related to the above acquisitions, the Company entered into noncompete agreements with the former owners of these businesses. These amounts are being amortized on a straight-line basis over the terms of the agreements (5 years).

     The following pro forma results of operations assume the transactions described above occurred as of January 1, 1996 and 1997 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets and as if the Company were subject to federal and all applicable state corporate income taxes for the period assuming the tax rate that would have applied had the Company been taxed as a C
     Corporation:


                                                    Year Ended      December 31,
                                                       1996             1997
                                                   ------------     ------------

Total revenues                                     $122,449,000     $136,894,000
Operating income                                     13,706,000       15,436,000
Pro forma net income                                  5,998,000        7,231,000
Pro forma earnings per common share:
  Basic                                                    0.62             0.68
  Diluted                                                  0.61             0.66

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and 1997:

                                                     1996             1997
                                                 ------------     ------------

     Land and buildings                          $  7,842,952     $ 11,241,901
     Machinery and equipment                       76,508,723       96,030,438
     Furniture, fixtures and vehicles               1,857,843        2,549,048
     In-process equipment                                            4,304,890
                                                 ------------     ------------

             Total property and equipment          86,209,518      114,126,277

     Less accumulated depreciation                 46,367,589       53,142,364
                                                 ------------     ------------

     Property and equipment, net                 $ 39,841,929     $ 60,983,913
                                                 ============     ============

     In-process equipment at December 31, 1997 was acquired in connection with the opening of six new transfer stations in January 1998 (see Note 14.)

4.   NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1996 and 1997:

                                                           1996          1997
                                                       -----------   -----------

Bank notes payable                                     $32,800,000   $49,227,609
Other -
  Other installment notes payable, interest ranging
    from 1% to 7%                                          392,387     1,109,422
Present value of noncompete agreement liabilities
  with the former shareholders of related businesses
  acquired, due in various monthly installments
  through 1997                                              33,333
                                                       -----------   -----------

        Total notes payable                             33,225,720    50,337,031

Less current portion                                       155,492       895,467
                                                       -----------   -----------

Long-term portion                                      $33,070,228   $49,441,564
                                                       ===========   ===========

     On April 3, 1996, the Company entered into agreements with two lenders under which the Company may borrow up to $75,000,000. One lender authorized the Company to borrow up to $25,000,000 under a senior unsecured promissory note and an additional $25,000,000 under an uncommitted, senior unsecured promissory note ("shelf note"). The committed note matures on April 3, 2006 and bears an interest rate of 7.28%. The repayment term under the note agreements is ten years; interest only is payable for the first three years, with principal payments beginning in April 1999 and continuing for the following seven years. Effective November 17, 1997, the Company amended the agreement with the other lender which authorized the Company to borrow $20,000,000 and $5,000,000 under two separate unsecured notes to authorized borrowings of $50,000,000 and $10,000,000, respectively. The amended borrowings mature on November 1, 2002. The amended repayment term under the note agreements is five years; with interest only payable monthly with principal due and payable in full upon maturity. Both notes with this lender bear interest at the monthly London Interbank Offered Rate (7.3125% and 6.9688% at December 31, 1996 and 1997, respectively).

     The note agreements provide for certain covenants and restrictions regarding, among other things, debt and senior debt to earnings before interest, depreciation and amortization ratios, minimum net worth, compensating balance and net income requirements, as well as liens, debt and capital expenditure limitations, as defined. At December 31, 1997, the Company was in compliance with all covenants.

     Annual aggregate principal maturities for the other notes payable for the five fiscal years succeeding December 31, 1997 are as follows:

     1998                                                           $   895,467
     1999                                                               102,120
     2000                                                             4,861,465
     2001                                                             5,048,259
     2002 and thereafter                                             39,429,720
                                                                    -----------
     Total                                                          $50,337,031
                                                                    ===========

5.   LEASES

     Operating Leases -- The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 follow:

     1998                                                            $1,504,205
     1999                                                             1,165,436
     2000                                                               797,585
     2001                                                               372,029
     2002 and thereafter                                                201,560
                                                                     ----------
                                                                     $4,040,815

     The total rental expense for all operating leases for the years ended December 31, 1995, 1996 and 1997 was as follows:

                                        1995            1996             1997
                                     ----------      ----------      ----------

     Buildings and sites             $  420,091      $  439,761      $  745,992
     Trucks and equipment               824,461       1,474,321       1,216,338
                                     ----------      ----------      ----------
     Total                           $1,244,552      $1,914,082      $1,962,330
                                     ==========      ==========      ==========

     Direct rental expense is included in cost of operations in the statements of operations and indirect rental expense is included in selling, general and administrative in the statements of operations.

6.   SHAREHOLDERS' EQUITY

     Shareholders' equity consisted of the following for the years ended December 31, 1995, 1996 and 1997:

                                                     Shares
                                      ----------------------------------------
                                                                        $           Additional     Retained          Treasury
                                      Authorized   Outstanding       Amount          Capital       Earnings           Stock
Balance,
  January 1, 1995                     4,020,395     2,967,057     $     73,440    $  2,371,168   $ 11,555,607     $    (85,098)
  Stock dividend of nine
    nonvoting shares for
    each voting share                              14,273,001
  Net income                                                                                        6,960,424
  Change in partners' capital                                                         (900,233)
  Distributions                                                                                    (5,901,461)
                                     ----------     ---------     ------------    ------------   ------------     ------------

Balance,
  December 31, 1995                   4,020,395    17,240,058           73,440       1,470,935     12,614,570          (85,098)
  Retroactive effect of
    1-for-2.5 reverse
    stock split                                    (9,794,162)
  Effect of merger of
    affiliates                       75,979,605     2,118,457           18,208        (103,306)                         85,098
  Net income                                                                                        7,048,886
  Change in partners' capital                                                       (1,412,044)      (404,171)
  Exercise of stock options                            35,804              341          44,415
  Distributions                                                                                    (4,939,702)
                                     ----------     ---------     ------------    ------------   ------------     ------------

Balance,
  December 31, 1996                  80,000,000     9,600,157           91,989                     14,319,583
  Net income                                                                                        2,701,905
  Issuance of stock, net                            1,991,334       24,432,986
  Reclassification of
    undistributed S Corporation
    earnings                                                                         8,500,000     (8,500,000)
  Distributions                                                                                    (1,436,405)
                                     ----------     ---------     ------------    ------------   ------------     ------------

Balance,
  December 31, 1997                  80,000,000    11,591,491     $ 24,524,975    $  8,500,000   $  7,085,083     $
                                     ==========    ==========     ============    ============   ============     ============

     In May 1995, the Company issued nonvoting common stock in a stock dividend of nine shares of nonvoting common stock for each one share of voting common stock. Subsequently, substantially all issuances of stock by the Company were made in the ratio of nine shares of nonvoting common stock for every one share of voting common stock issued.

     In April 1997, the Company's Board of Directors authorized a 1-for-2.5 reverse stock split and the conversion of all nonvoting common shares to voting common shares. The Board of Directors also approved an increase in the authorized capital of common stock from 4,020,395 shares to 80,000,000 shares and canceled the nonvoting common shares outstanding. The common stock previously had a par value of $.0380286 per share and was converted to no par common stock. All share and per share information in the financial statements has been adjusted to give retroactive effect to the reverse stock split and conversion of nonvoting stock.

     In April 1997, the Company's Board of Directors also authorized 10,000,000 shares of $0.01 par value preferred stock. Such shares have not been issued. The Board of Directors can establish the series, the designation and number of shares to be issued and the rights, preferences, privileges and restrictions of the shares of each series, and to determine the voting powers, if any, of such shares.

     In June 1997, the Company completed an initial public offering in which it issued 1,605,200 shares of common stock at a price of $13.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $19.1 million. The proceeds from the offering were used to repay revolving bank debt.

     On July 2, 1997, the Company's underwriters exercised their option to purchase an additional 322,500 shares. The net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company were approximately $4.0 million. The Company used the proceeds to repay revolving bank debt.

     During 1997, the Company issued 63,634 shares of common stock with a fair value of $1,275,062 as partial consideration for certain business acquisitions.

     Also during 1997, the Company reclassified undistributed S Corporation earnings to additional capital as a result of the Company terminating its S Corporation election on May 9, 1997.

     Shareholder loans at December 31, 1995, 1996 and 1997 include $66,502, $33,169 and $-0-, respectively, for advances made to shareholders initiated during the exercise of stock options (see Note 11). These notes bear interest at annual rates of 7.5% and are payable in various installments.

     Change in partners' capital consists of cash contributions from, or distributions to, PMG.

     At December 31, 1996, the Company accrued $1,820,000 of distributions to shareholders as partial reimbursement for 1996 taxes owed.

7.   RELATED PARTY TRANSACTIONS

     Operating Leases -- The Company leases equipment from officers of the Company and from other partnerships and corporations controlled by these officers. All of these leases are operating leases. Related party rental expense was $6,600, $13,794 and $4,200 in 1995, 1996 and 1997,
     respectively, and is included in cost of operations in the accompanying statements of operations.

     Management and Accounting Services -- The Company provides management and accounting services to other companies affiliated by common shareholder interests (other affiliated companies). Agreements state that management and accounting services shall be provided to such companies on an approximate cost reimbursement basis, plus a specified percentage of net income these affiliated companies generate. Management and accounting revenue earned from providing services to these other affiliated companies was $84,004, $88,202 and $134,077 in 1995, 1996 and 1997, respectively, and are included in other income (expense) in the accompanying statements of operations.

     Equipment Sales and Services -- The Company sells and leases equipment and vehicles and provides technical advice to affiliated and nonaffiliated companies. Revenue generated from such activities is not material.

     Receivables -- Affiliated Companies -- At December 31, 1996 and 1997, accounts receivable due from parties related by common shareholder interests were $524,029 and $419,154, respectively. Notes receivable from other affiliated companies were $644,710 at December 31, 1996 and 1997. The notes bear interest at annual rates ranging from 5.5% to 7.19% and are payable on demand. These amounts, including unpaid interest thereon of $6,466 and $19,156 at December 31, 1996 and 1997, respectively, are included in receivables -- affiliated companies in the accompanying balance sheets.

     Shareholder Loans -- Shareholder loans, included in shareholders' equity of the accompanying balance sheets, are notes receivable (including unpaid interest thereon) from shareholders of $448,792, $207,721 and $261,603 at December 31, 1995 and 1996 and 1997, respectively. The notes bear interest at an annual rate of 7% and are payable on demand. Shareholder loans at December 31, 1995 and 1996 and 1997 include $66,502, $33,169 and $-0-, respectively, for advances made to shareholders initiated during the exercise of stock options (see Note 11). These notes bear interest at annual rates of 7.5% and are payable in various installments.

     Guarantees -- The Company guarantees operating lease payments of $541 per month for an affiliate.

8.   BENEFIT PLANS

     401(k) Profit Sharing and Retirement Plan -- The Company has a 401(k) Savings and Retirement Plan and Trust (the "401(k) Plan") for the benefit of its full time employees who have more than one year of service and are over 21 years of age. The 401(k) Plan also benefits employees of certain related parties through separate funding arrangements. Contributions to the 401(k) Plan are made by employees and by the Company through matching contributions and discretionary profit sharing contributions. The discretionary profit sharing contribution is made annually as determined by management based on the Company's financial performance. Effective October 1, 1997, the Company amended the 401(k) Plan to discontinue the profit sharing contribution and increase the employer's matching contribution percentage. The Company's matching contributions to the 401(k) Plan were $50,812, $158,804 and $234,767 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company's profit sharing contributions were $461,244, $333,936 and $284,994 for the years ended December 31, 1995, 1996 and 1997, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying statements of operations.

     Self-Insured Medical Plan -- The Company has a self-insured plan for employee medical benefits. The plan covers all full-time employees of the Company beginning on the first day of the month on, or following, their 90th day of employment. The Company pays premiums for its employees to the plan and withholds from employees additional amounts for elected covered dependents. As claims are processed by the plan's third-party administrator, the insurance carrier requests funds from the Company. The Company maintains stop loss coverage for the plan. The Company's expense relating to the plan for 1995, 1996 and 1997 was $56,005, $49,933 and $149,226, respectively.

9.   CONTINGENCIES

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

10.  LETTERS OF CREDIT

     At December 31, 1996 and 1997, the Company has entered into irrevocable letters of credit totaling approximately $362,000 and $580,000, respectively. According to the terms of the $5,000,000 unsecured note, the availability of funds on that note are reduced by the amount of outstanding letters of credit (see Note 4 to financial statements).

11.  STOCK OPTION PLAN

        The Company's 1997 Stock Plan (the "Stock Plan") was adopted by the Company's Board of Directors in April 1997 and approved by the Company's shareholders prior to completion of the Company's initial public offering. A total of 1,800,000 shares of Common Stock have been reserved for issuance under the Stock Plan. At the same time that the Stock Plan was adopted, the Board terminated the Company's Employee Non-Qualified Stock Option Plan (the "Option Plan"; together with the Stock Plan the "Plans") as to future grants. At December 31, 1997, no options have been awarded under the Stock Plan. As of December 31, 1997, 1,416,972 shares of Common Stock had been issued upon exercise of options granted under the Option Plan and options to purchase 526,000 shares of Common Stock at a weighted average exercise price of $5.10 per share were outstanding under the Option Plan. The Plan provides for grants of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees (including officers and employee directors), and each of the Plans provides for grants of nonstatutory options to employees and consultants. The Stock Plan also allows for the grant of purchase rights. The Plans are administered by the Compensation Committee of the Board of Directors. The Stock Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. Options have been retroactively adjusted for the exchange of shares resulting from the merger of affiliated companies on April 1, 1996, for the stock dividend of nine nonvoting shares for each voting share in 1995, and for the 1-for-2.5 reverse stock split and the conversion of all nonvoting shares to common shares, each effective prior to the consummation of the Company's public offering. A summary of the status of the Option Plan as of December 31, 1995, 1996 and 1997 and changes during the years ending on those dates is as follows:


                                      Option Plan
                                 --------------------
                                             Weighted
                                              Average
                                               Share
                                  Shares      Price
                                 -------     --------

Balance, January 1, 1995          35,804      $  1.25
  Granted -- May 5, 1995           6,000         2.88
                                 -------

Balance, December 31, 1995        41,804         1.48
  Exercised                      (35,804)       (1.25)
  Granted -- April 1, 1996       520,000         5.13
                                 -------

Balance, December 31, 1996
  and 1997                       526,000         5.10
                                 =======

     The following table summarizes information about the Company's Option Plan at December 31, 1997:

                                                                                      Exercisable
                                         Weighted                              --------------------------
                                          Average          Weighted                              Weighted
     Range of           Number           Remaining          Average                               Average
     Exercise          of Shares        Contractual        Exercise             Number           Exercise
      Prices          Outstanding      Life (Years)          Price             of Shares           Price
  -------------       -----------      ------------          -----             ---------         --------
  $1.25 - $5.31           6,000              2               $2.88
       $5.13            120,000            3.25              $5.13
       $5.13            400,000            3.25              $5.13              400,000            $5.13

     The Company applies ABP No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income --historical basis, pro forma net income and pro forma earnings per share for the years ended December 31, 1995 and 1996, would have been reduced to the pro forma amounts indicated below. No stock options were granted in 1997 and, as a result, pro forma amounts have not been presented for 1997.

                                                    1995               1996
                                               -------------      -------------

     Net Income -- Historical Basis:
       As reported                             $   6,960,424      $   7,048,886
       Pro forma                                   6,957,424          6,808,886

     Pro Forma Net Income:
       As reported                                 4,170,424          4,203,886
       Pro forma                                   4,167,424          3,963,886

     Pro Forma Earnings Per Share:
       Basic:
         As reported                           $        0.44      $        0.44
         Pro forma                             $        0.44      $        0.41
       Diluted:
         As reported                           $        0.43      $        0.43
         Pro forma                             $        0.43      $        0.40

     As permitted under SFAS No. 123, the fair value of options granted under the Plans during 1995 and 1996 was estimated on the Black-Scholes option pricing model without considering volatility of the underlying stock and using the following assumptions:

                                                              1995         1996
                                                             -----        -----

     Weighted-average grant-date fair value
       of options granted                                    $5.11        $5.13
     Weighted-average expected lives (years)                  3.67         2.83
     Risk-free interest rate                                  6.25%        6.25%

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

12.  INCOME TAXES

     From 1986 until May 8, 1997, the Company was subject to taxation under Subchapter S of the Code. The Company's S Corporation status was terminated on May 8, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on May 9, 1997. In accordance with SFAS No. 109, the financial statements give effect to the recognition of deferred tax assets of $800,000 and the assumption of a deferred tax liability of $5.1 million as a result of the termination of the Company's S Corporation election on May 8, 1997.

     The balance of deferred income tax assets and liabilities at December 31, 1997 were as follows:

     Current deferred income tax assets relate to:
       Allowance for bad debts                                       $  337,000
       Accrued vacation                                                 177,000
       Accruals to related parties                                       25,000
       Other accruals not currently deductible                           19,000
       Other                                                             23,000
                                                                     ----------

     Net current deferred tax assets                                 $  581,000
                                                                     ==========

     Noncurrent deferred income tax liabilities relate to:
       Basis and depreciation differences                            $5,654,000
       Other                                                             48,000
                                                                     ----------

     Net noncurrent deferred tax liabilities                         $5,702,000
                                                                     ==========


     The components of income tax expense for the period from May 9, 1997 to December 31, 1997 were as follows:

     Current income taxes:
       Federal                                                       $1,667,000
       State                                                            262,000
                                                                     ----------

     Total current income taxes                                       1,929,000

     Deferred income taxes                                              821,000

     Total                                                           $2,750,000
                                                                     ==========

     The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes for the year ended December 31, 1997:

     Federal tax at the statutory rate                             $3,316,000
     State income taxes, net of federal tax benefit                   311,000
     Goodwill                                                           6,000
     Other                                                            167,000
                                                                   ----------
                                                                    3,800,000
     Less federal taxes at the statutory rates for the period
       from January 1 to May 8, 1997                                1,050,000
                                                                   ----------
     Total                                                         $2,750,000
                                                                   ==========

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                     First         Second              Third         Fourth
                                    Quarter        Quarter            Quarter        Quarter

Total revenues            1996   $ 20,886,649   $ 23,052,000       $ 25,288,285   $ 24,825,120
                          1997     24,392,964     27,831,336         31,610,785     32,467,522

Gross profit              1996      7,563,203      8,554,995          8,871,971      9,002,961
                          1997      9,288,138     10,443,932         11,856,587     12,291,993

Net income -              1996      1,547,241      1,856,076          1,775,933      1,869,636
  Historical basis        1997      1,920,670     (2,639,677)(1)      1,847,412      1,573,500

Pro forma                 1996        923,241      1,106,076          1,058,933      1,115,636
  net income (1)          1997      1,145,670      1,385,323          1,847,412      1,573,500

Pro forma earnings
  per share (1):
  Basic                   1996   $       0.10   $       0.12       $       0.11   $       0.12
                          1997   $       0.12   $       0.14       $       0.16   $       0.14

  Diluted                 1996   $       0.10   $       0.11       $       0.11   $       0.11
                          1997   $       0.12   $       0.14       $       0.16   $       0.13

Weighted average number
 of shares outstanding:
  Basic                   1996      9,600,157      9,600,157          9,600,157      9,600,157
                          1997      9,600,157      9,903,361         11,520,690     11,570,280

  Diluted                 1996      9,604,879      9,927,472          9,927,472      9,927,472
                          1997      9,927,472     10,259,060         11,918,774     11,970,241

     (1) From 1986 until May 8, 1997, the Company was subject to taxation under Subchapter S of the Code. The Company's S Corporation status was terminated on May 8, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on May 9, 1997. In accordance with SFAS No. 109, the financial statements give effect to the recognition of a deferred tax expense of $4,300,000 as a result of the termination of the Company's S Corporation election on May 8, 1997.

     The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have been applied had the Company been taxed as a C Corporation.

14.  SUBSEQUENT EVENTS

     During the first quarter of 1998, the Company opened five new transfer stations for the consolidation, transportation and disposal of municipal solid waste. The opening of the transfer stations resulted from implementation of Subtitle D regulations which caused the closure of several sites in North Carolina. Two of these transfer stations are Company-owned and four are operated under municipal contracts with terms ranging from 3 to 20 years. In addition, the Company purchased equipment and customer contracts related to the solid waste collection business of Waste Disposal Services, Inc. in and around Dalton, Georgia. The purchase price for these assets was approximately $1.4 million.



                               * * * * * * * * * *