Form 10-Q
period 1998-03-31
WASTE INDUSTRIES INC
filed 1998-05-15
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

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

                                             YES   _X_         NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, No Par Value                           11,881,604 shares
           (Class)                             (Outstanding at April  30, 1998)

PART 1 - Financial Information
Item 1. Financial Statements

                             WASTE INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                        December 31,      March 31,
                                                           1997             1998
                                                       -------------    -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $     837,491    $          --
Accounts receivable - trade, less allowance for
    uncollectible accounts (1997 - $907,900; 1998 -
    $785,000)                                             13,351,355       17,852,672
Inventories                                                  677,053          695,449
Current deferred income taxes                                597,835          597,835
Prepaid expenses and other current assets                    615,750          850,645
                                                       -------------    -------------
        Total current assets                              16,079,484       19,996,601
                                                       -------------    -------------

PROPERTY AND EQUIPMENT, net                               63,145,661       69,800,798
INTANGIBLE ASSETS                                         29,977,579       30,623,020
OTHER NONCURRENT ASSETS                                    1,274,862        1,242,489
                                                       =============    =============
TOTAL ASSETS                                           $ 110,477,586    $ 121,662,908
                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                         $          --    $     573,045
Current maturities of long-term debt                       1,428,149        1,330,858
Accounts payable - trade                                   8,287,125       11,280,032
Federal and state income taxes payable                       445,100        1,754,790
Accrued expenses and other liabilities                     3,715,247        3,588,783
Deferred revenue                                           1,023,883        1,280,027
                                                       -------------    -------------
    Total current liabilities                             14,899,504       19,807,535
                                                       -------------    -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                 50,187,067       54,941,557
NONCURRENT DEFERRED INCOME TAXES                           5,702,000        5,702,000
SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, shares authorized -
    10,000,000, shares issued and outstanding - none              --               --
Common stock, no par value, shares authorized -
    80,000,000, shares issued and outstanding:
    1997 - 11,881,604; 1998 - 11,881,604                  27,112,567       27,112,567
Additional capital                                         8,500,000        8,500,000
Retained earnings                                          4,338,051        5,864,085
Shareholders' loans                                         (261,603)        (264,836)
                                                       -------------    -------------
        Total shareholders' equity                        39,689,015       41,211,816
                                                       -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 110,477,586    $ 121,662,908
                                                       =============    =============
See Notes to Unaudited Condensed Financial Statements.


                             WASTE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1997            1998
                                                   ------------    ------------
REVENUES:
    Service revenues                               $ 25,837,462    $ 37,870,365
    Equipment sales                                     355,223         351,058
                                                   ------------    ------------
        Total revenues                               26,192,685      38,221,423
                                                   ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of service operations                         15,743,822      23,545,972
  Cost of equipment sales                               269,811         193,575
                                                   ------------    ------------
        Total cost of operations                     16,013,633      23,739,547
                                                   ------------    ------------

  Selling, general and administrative                 5,172,739       6,723,811
  Depreciation and amortization                       2,430,439       3,557,254
                                                   ------------    ------------
        Total operating costs and expenses           23,616,811      34,020,612
                                                   ------------    ------------

OPERATING INCOME                                      2,575,874       4,200,811

OTHER EXPENSE (INCOME):
  Interest expense                                      639,513         929,884
  Other expense (income)                                 28,910        (136,032)
                                                   ------------    ------------
        Total other expense, net                        668,423         793,852
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                            1,907,451       3,406,959

INCOME TAX EXPENSE                                            -       1,298,690
                                                   ============    ============
NET INCOME (LOSS) - HISTORICAL BASIS               $  1,907,451    $  2,108,269
                                                   ============    ============

PRO FORMA INCOME BEFORE
  INCOME TAXES                                     $  1,907,451    $  3,406,959

PRO FORMA INCOME TAXES                                  763,000       1,298,690
                                                   ------------    ------------

PRO FORMA NET INCOME                               $  1,144,451    $  2,108,269
                                                   ============    ============

PRO FORMA EARNINGS PER SHARE:
BASIC                                              $       0.12    $       0.18
                                                   ============    ============
DILUTED                                            $       0.11    $       0.17
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
BASIC                                                 9,890,270      11,881,604
                                                   ============    ============
DILUTED                                              10,217,585      12,267,584
                                                   ============    ============

See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             1997            1998
                                                         ------------    ------------
OPERATING ACTIVITIES:
Net income - historical basis                            $  1,907,451    $  2,108,269
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             2,430,692       3,557,254
    Gain on sale of property and equipment                    (50,416)         (6,725)
Changes in assets and liabilities, net of effects from
  acquisitions of related businesses:
  Accounts receivable - trade                                 353,931      (4,298,996)
  Inventories                                                 849,130         (18,396)
  Prepaid and other current assets                            (69,619)       (236,995)
  Accounts payable - trade                                   (668,452)      2,992,907
  Income taxes payable                                             --       1,309,690
  Accrued expenses and other liabilities                     (502,456)       (126,464)
  Deferred revenue                                             36,187         214,695
                                                         ------------    ------------
        Net cash provided by operating activities           4,286,448       5,495,239
                                                         ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                178,129          28,695
  Purchases of property and equipment                      (5,583,103)     (7,867,694)
  Acquisitions of related business                           (781,680)     (2,629,582)
  Other noncurrent assets                                     (50,940)        (14,155)
                                                         ------------    ------------
        Net cash used by investing activities              (6,237,594)    (10,482,736)
                                                         ------------    ------------

FINANCING ACTIVITIES:
  Bank overdraft                                                   --         573,045
  Proceeds from issuance of long-term debt                  1,802,113      16,723,406
  Principal payments on long-term debt                       (238,489)    (12,561,207)
  Shareholder loans                                            (5,982)         (3,233)
  Cash distributions to shareholders                         (847,005)       (582,005)
                                                         ------------    ------------
Net cash provided by financing activities                     710,637       4,150,006
                                                         ------------    ------------


NET DECREASE IN CASH                                       (1,240,509)       (837,491)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,951,520         837,491
                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    711,011    $         --
                                                         ============    ============



See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading and that the financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed financial statements included herein be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the related notes thereto , and the Company's Form S-1 Registration Statement (No. 333-25631).

Recent Developments

During the three months ended March 31, 1998, the Company distributed $582,005 and exchanged 290,113 shares of its common stock for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air Cargo Services, Inc. ("ACS"). Certain of the Company's executive officers, whom are also Company shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, the assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling of interests accounting pursuant to the provisions of AIN #39 of APB Opinion No 16. The Company's financial statements have been restated to include the accounts and operations for all periods presented.

Also during the three months ended March 31, 1998, the Company purchased equipment and customer contracts related to commercial, industrial and residential solid waste collection of three businesses, located in Durham, North Carolina, Dalton, Georgia, and Lilburn, Georgia. The total cash consideration paid was approximately $2,630,000.

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

3. PRO FORMA PRIMARY EARNINGS PER SHARE

Pro forma basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method (using the initial offering price of $13.50 per share for periods prior to the initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the 1996 exchange of shares resulting from the merger of affiliated companies, for the 1997 conversion of nonvoting to voting stock, for the 1997 1-for-2.5 reverse stock split, and for the acquisition of entities under common control during the quarter ending March 31, 1998. See Note 6 to Company's Financial Statements for the year ended December 31, 1997 and the related notes thereto included in the Form 10 K.

4. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. CERTAIN MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BY IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE
STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO THE ABILITY TO MANAGE GROWTH, THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS, COMPETITION, GEOGRAPHIC CONCENTRATION, GOVERNMENT REGULATION AND OTHERS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-25631). SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTION NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

OVERVIEW

Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina and South Carolina, Tennessee and Virginia.

The Company has acquired 28 solid waste collection operations since 1990. All of these acquisitions were accounted for as purchases (except for two which have been accounted for at historical cost in a manner similar to that of pooling of interests accounting due to common control). Accordingly, the results of operations of these purchased businesses have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

 From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1995 and, the Company made cash distributions of approximately $3.1 million and $1.8 million during 1996 and 1997, respectively, to its shareholders. In connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.48 million in cash payments) to the Company's S Corporation shareholders in June 1997. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date.

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

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company operates 18 transfer stations which reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company does not currently own or operate any solid waste landfills. In the event that the Company develops or acquires landfills, operating expenses for such landfill operations may include labor, equipment, legal and administrative, ongoing environmental compliance, royalties to former owners, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At March 31, 1998, the Company had recorded no such capitalized costs. At March 31, 1998, the Company had recorded $85,510 of capitalized land acquisition costs in connection with the development of a new Land Clearing and Inner Debris("LCID") landfill and $0 relating to pending acquisitions. Because it currently does not own any landfills, the Company does not accrue for estimated landfill closure and post-closure maintenance costs.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:

                                            Three Months Ended March 31,
                                       ----------------------------------------
                                             1997                   1998
                                       ------------------     -----------------

Total revenues                                     100.0%                100.0%
Service revenues                                    98.6                  99.1
Equipment sales                                      1.4                   0.9
                                       ------------------     -----------------
Total cost of operations                            61.1                  62.1
Selling, general and administrative                 19.7                  17.6
Depreciation and amortization                        9.3                   9.3
                                       ------------------     -----------------
Operating income                                     9.8                  11.0
Interest expense                                     2.4                   2.4
Other expense (income)                               0.1                  (0.4)
                                       ------------------     -----------------
Income before income taxes                           7.3                   8.9
Pro forma income taxes (1)                           2.9                   3.4
                                       ------------------     -----------------
Pro forma net income (1)                            4.4%                  5.5%
                                       ==================     =================

-----------------------
(1) For the three months ended March 31, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for the three month ended March 31, 1997 assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

REVENUES. Total revenues increased approximately $12.0 million, or 45.9%, for the three-month period ended March 31, 1998 as compared with the same period in 1997. This increase was attributable primarily to the following factors:
(i) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions; and (ii) the effect of seven businesses acquired during the year ended December 31, 1997 and five businesses acquired during the three months ended March 31, 1998.

COST OF OPERATIONS. Total cost of operations increased approximately $7.7 million, or 48.2%, for the three-month period ended March 31, 1998 compared to the same period in 1997.  The  principal  reason for the increase
was the addition of new customers  and  contracts,   including  those  from  the
acquisitions of new businesses, since March 31, 1997. Total cost of operations as a percentage of revenues increased to 62.1% in the first quarter of 1998 compared to 61.1 % in the first quarter of 1997. This percentage increase was the result of acquisition-related costs and lower than projected revenues.

SG&A. SG&A increased approximately $1.6 million, or 30.0%, for the three-month period ended March 31, 1998 compared to the same period in 1997, primarily due to the increase in labor costs associated with acquisitions and internal growth since March 1997. As a percentage of revenues, SG&A decreased to 17.6% in the first quarter of 1998 compared to 19.7% in the first quarter of 1997.
The decrease from 1997 is primarily due to synergies achieved through acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $1.1 million, or 46.4%, for the three-month period ended March 31, 1998 compared to the same period in 1997. The principal reason for this increase was depreciation of additional property and equipment acquired and put into service due to higher collection volumes and depreciation of the additional assets of businesses acquired during 1997 and 1998. Depreciation and amortization, as a percentage of revenues, remained stable at 9.3% for each of the three month periods ended March 31, 1998 and 1997.

INTEREST EXPENSE. Interest expense increased approximately $290,000, or 45.4%, for the three-month period ended March 31, 1998 compared to the same period in 1997. The increase was primarily due to the higher level of the average outstanding indebtedness related to the Company's purchases of assets of businesses acquired and an increase in the interest rates on outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1998 was approximately $189,000 compared to $1.2 million at December 31, 1997. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1998. The Company has a revolving credit facility with BB&T allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital. In addition, the Company has established two $25 million term loan facilities with Prudential Insurance Company of America ("Prudential"). As of March 31,1998, the Company had fully drawn down one of these facilities, leaving the Company with an uncommitted shelf facility of $25 million. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 7.05% at March 31, 1998. Interest on the Prudential facility is paid quarterly, based on a fixed rate of 7.28%. Of the Company's $50 million in committed facilities, $5 million mature on April 1, 1999, with the remainder maturing on April 1, 2006, subject to renewal. The Company has a compensating balance arrangement with the bank for $370,000.

Net cash provided by operating activities totaled $5.5 million for the three months ended March 31, 1998, compared to $4.3 million for the three months ended March 31, 1997. This increase was caused principally by the increases in depreciation and amortization, trade accounts payable and income taxes payable, partially offset by an increase in trade accounts receivable.

Net cash used in investing activities totaled $10.5 million for the three months ended March 31, 1998, compared to $6.2 million for the three months ended March 31, 1997. This increase was caused principally by the acquisition of certain assets employed or arising in connection with a residential collection business for approximately $2.6 million and an increase in capital expenditures of approximately $2.3 million.

Capital expenditures for 1998 are currently expected to be approximately $23.8 million, compared to $22.5 million in 1997. In 1998, approximately $17.9 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $0.5 million for expansion of transfer station services and approximately $5.4 million for facilities, additions and improvements. The Company intends to fund its planned 1998 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. If the Company is successful in acquiring landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $4.1 million for the three months ended March 31, 1998, compared to approximately $711,000 for the three months ended March 31, 1997. This increase was caused principally by proceeds from issuances of long-term debt, net of principal repayments. Each period included distributions to shareholders: in 1997 while the Company was subject to taxation under Subchapter S of the Code (see "Management's
Discussion and Analysis of Financial Condition and Results of Operations-- Overview"); and in 1998 in connection with the acquisitions of ECO and ACS from certain Company shareholders (see Note 1 to Unaudited Condensed Financial Statements).

At March 31, 1998, the Company had approximately $56.3 million of long-term and short-term borrowings outstanding and approximately $621,000 in letters of credit. At March 31, 1998, the ratio of the Company's long-term debt to total capitalization was 57.1% compared to 55.8% at December 31, 1997.

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

             (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1998            Waste Industries, Inc.
                               (Registrant)

                               By:         /s/   Robert H. Hall
                                     ---------------------------------------
                                     Robert H. Hall
                                     Vice President, Chief Financial Officer
                                     (Principal Financial and Accounting
                                         Officer)

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               First Quarter 1998


Exhibit Number         Exhibit Description

      11               Computations of Earnings Per Share
      27               Financial Data Schedule*





*THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
 CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.