Form 10-Q
period 1998-06-30
WASTE INDUSTRIES INC
filed 1998-08-14
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                             12,263,390 shares
      (Class)                                   (Outstanding at August 11, 1998)

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                WASTE INDUSTRIES, INC.
                          UNAUDITED CONDENSED BALANCE SHEETS

                                                   December 31,      June 30,
                                                     1997             1998
                                                 -------------    -------------
                                                  (Restated)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents ....................   $   1,083,922    $   1,197,673
Accounts receivable - trade, less
  allowance for uncollectible accounts
 (1997 - $907,800; 1998 - $797,000) ..........      13,754,078       15,655,793
Inventories ..................................         842,439        1,353,807
Current deferred income taxes ................         597,835          597,835
Prepaid expenses and other current assets ....         615,750        1,329,967
                                                 -------------    -------------
        Total current assets .................      16,894,024       20,135,075
                                                 -------------    -------------
PROPERTY AND EQUIPMENT, net ..................      64,464,923       78,380,853

INTANGIBLE ASSETS ............................      29,977,579       32,630,627

OTHER NONCURRENT ASSETS ......................       1,274,912        1,620,800
                                                 -------------    -------------
TOTAL ASSETS .................................   $ 112,611,438    $ 132,767,355
                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt .........   $   1,428,149    $   2,029,891
Accounts payable - trade .....................       8,399,155       10,909,755
Federal and state income taxes payable .......         445,100          998,615
Accrued expenses and other liabilities .......       3,715,247        3,869,011
Deferred revenue .............................       1,023,883        1,196,352
                                                 -------------    -------------
    Total current liabilities ................      15,011,534       19,003,624
                                                 -------------    -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES ....      50,787,684       62,179,050
NONCURRENT DEFERRED INCOME TAXES .............       5,702,000        6,352,000
SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, shares
  authorized - 10,000,000, shares issued and
  outstanding - none .........................            --               --
Common stock, no par value, shares authorized
  - 80,000,000, shares issued and outstanding:
  1997 - 11,881,604; 1998 - 11,881,604 .......      27,384,567       27,386,411

Additional capital ...........................       8,500,000        8,500,000
Retained earnings ............................       5,487,256        9,512,571
Shareholders' loans ..........................        (261,603)        (166,301)
                                                 -------------    -------------
        Total shareholders' equity ...........      41,110,220       45,232,681
                                                 -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 112,611,438    $ 132,767,355
                                                 =============    =============

See Notes to Unaudited Condensed Financial Statements.

                                WASTE INDUSTRIES, INC.
                     UNUADITED CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                                 ------------------------------      ------------------------------
                                                                    1997               1998              1997              1998
                                                                  ------------      ------------      ------------      ------------
                                                                   (Restated)                          (Restated)
REVENUES:
    Service revenues .......................................     $ 30,390,312      $ 41,225,908      $ 57,161,797      $ 79,973,703
    Equipment sales ........................................          436,193           426,969           791,416           778,027
                                                                 ------------      ------------      ------------      ------------
        Total revenues .....................................       30,826,505        41,652,877        57,953,213        80,751,730
                                                                 ------------      ------------      ------------      ------------
OPERATING COSTS AND EXPENSES:
  Cost of service operations ...............................       18,860,098        25,380,799        35,242,569        49,446,354
  Cost of equipment sales ..................................          235,899           307,762           505,710           501,337
                                                                 ------------      ------------      ------------      ------------
     Total cost of operations ..............................       19,095,997        25,688,561        35,748,279        49,947,691
                                                                 ------------      ------------      ------------      ------------
  Selling, general and administrative ......................        5,697,963         7,043,429        11,022,408        13,862,340
  Depreciation and amortization ............................        2,713,074         3,854,152         5,215,683         7,507,526
  Merger Costs .............................................             --              78,426              --              78,426
                                                                 ------------      ------------      ------------      ------------
     Total  operating  costs and expenses ..................       27,507,034        36,664,568        51,986,370        71,395,983
                                                                 ------------      ------------      ------------      ------------
OPERATING INCOME ...........................................        3,319,471         4,988,309         5,966,843         9,355,747

OTHER EXPENSE (INCOME):
  Interest expense .........................................          816,353         1,034,472         1,467,837         1,979,011
  Other ....................................................          (83,810)         (191,184)         (218,156)         (336,033)
                                                                 ------------      ------------      ------------      ------------
     Total other expense (income) ..........................          732,543           843,288         1,249,681         1,642,978
                                                                 ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES .................................        2,586,928         4,145,021         4,717,162         7,712,769

INCOME TAX EXPENSE:

  Current and deferred .....................................          586,250         1,596,000           586,250         2,956,000
  Effect of change in tax status ...........................        4,300,000                --         4,300,000                --
                                                                 ------------      ------------      ------------      ------------
NET INCOME  (LOSS) - HISTORICAL BASIS ......................     $ (2,299,322)     $  2,549,021      $   (169,088)     $  4,756,769
                                                                 ============      ============      ============      ============


PRO FORMA INCOME BEFORE INCOME TAXES .......................     $  2,586,928      $  4,145,021      $  4,717,162      $  7,712,769

PRO FORMA INCOME TAXES .....................................        1,018,000         1,596,000         1,878,000         2,956,000
                                                                 ------------      ------------      ------------      ------------
PRO FORMA NET INCOME .......................................     $  1,568,928      $  2,549,021      $  2,839,162      $  4,756,769
                                                                 ============      ============      ============      ============
PRO FORMA EARNINGS PER SHARE:
BASIC ......................................................     $       0.15      $       0.21      $       0.27      $       0.39
                                                                 ============      ============      ============      ============
DILUTED ....................................................     $       0.14      $       0.20      $       0.26      $       0.38
                                                                 ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC ......................................................       10,575,260        12,263,390        10,423,658        12,263,390
                                                                 ============      ============      ============      ============
DILUTED ....................................................       10,930,959        12,659,461        10,779,357        12,609,503
                                                                 ============      ============      ============      ============

             See Notes to Unaudited Condensed Financial Statements.

                                WASTE INDUSTRIES, INC.
                     UNUADITED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1997           1998
                                                    ------------   ------------
                                               (Restated)
OPERATING ACTIVITIES:
Net income - historical basis ....................      (169,088)     4,756,769
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ..................     5,215,682      7,507,526
  Gain on sale of property and equipment .........       (52,791)      (159,167)
  Provision for deferred income taxes ............     4,621,165           --
Changes in assets and liabilities, net of
  effects from acquisitions of related businesses:
  Accounts receivable - trade ....................    (1,109,741)    (1,560,809)
  Inventories ....................................       541,624       (511,368)
  Prepaid and other current assets ...............      (482,133)      (714,217)
  Accounts payable - trade .......................     2,109,492      2,510,600
  Income taxes payable ...........................       287,000      1,203,515
  Accrued expenses and other liabilities .........       (17,732)       153,764
  Deferred revenue ...............................        10,711        131,020
                                                    ------------   ------------
    Net cash provided by operating activities ....    10,954,189     13,317,633
                                                    ------------   ------------
INVESTING ACTIVITIES:
  Other noncurrent assets ........................      (106,209)      (445,730)
  Acquisitions of related business ...............   (17,803,766)    (4,655,908)
  Proceeds from sale of property and equipment ...       323,327        305,971
  Purchase of property and equipment .............   (10,323,411)   (17,807,170)
                                                    ------------   ------------
Net cash used by investing activities ............   (27,910,059)   (22,602,837)
                                                    ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt .......    19,563,645     69,682,464
  Principal payments on long-term debt ...........   (19,239,798)   (59,649,766)
  Repayments of notes from shareholders ............     (23,543)        95,302
  Proceeds from issuance of common stock .........    19,143,474           --
  Capital contributions ..........................       154,356           --
  Subchapter S distributions to shareholders .....    (3,256,405)      (730,889)
  Other ..........................................          --            1,844
                                                    ------------   ------------
Net cash provided by financing activities ........    16,341,729      9,398,955
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH ..................      (614,141)       113,751

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...     2,014,821      1,083,922
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........  $  1,400,680   $  1,197,673
                                                    ============   ============

             See Notes to Unaudited Condensed Financial Statements.

                             WASTE INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. The Company has restated the previously issued financial statements for the three and six months ended June 30, 1997 and the consolidated balance sheet as of December 31, 1997 to reflect the acquisitions of Dumpsters, Inc. ("Dumpsters") and Reliable Trash Service, Inc. ("RTS") in June 1998 for a total of 351,344 shares of Company Common Stock, and accounted for using poolings-of-interests method. The merger costs, consisting primarily of professional fees, were approximately $78,000 ($48,000 after-tax). Prior to the mergers, Dumpsters and RTS had elected S Corporation status for income tax purposes. As a result of the mergers, Dumpsters and RTS terminated their S Corporation elections. Pro forma provisions for income taxes are presented for the three- and six-month periods ended June 30, 1997 and 1998 as if Dumpsters and RTS had been taxed as C Corporations. See also Note 2. The condensed financial statements included herein should be read in conjunction with the financial statements of the Company's Annual report on Form 10-K for the year ended December 31, 1997 and the related notes thereto.

On March 31, 1998, the Company exchanged 320,555 shares of its common stock for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air Cargo Services, Inc. ("ACS"). Certain of the Company's executive officers, whom are also Company's controlling shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, the assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling of interests accounting pursuant to the provisions of AIN #39 of APB Opinion No 16. The Company's financial statements have been restated to include the accounts and operations for all periods presented.


Combined and separate results of operation of the Company prior to completion of the mergers with Dumpsters and RTS for the three and six months ended months ended June 30, 1997 and 1998 are as follows:

                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                        ---------------------------------         ---------------------------------
                                                            1997                 1998                 1997                 1998
                                                        ------------         ------------         ------------         ------------
Revenue:
  Waste Industries, Inc. .......................        $ 29,892,482         $ 40,744,945         $ 56,085,167         $ 78,967,097
  Dumpsters ....................................             134,936              165,431              269,872              299,631
  RTS ..........................................             799,087              742,501            1,598,174            1,485,002
                                                        ------------         ------------         ------------         ------------
                                                        $ 30,826,505         $ 41,652,877         $ 57,953,213         $ 80,751,730
                                                        ============         ============         ============         ============
Income before income taxes:
  Waste Industries, Inc. .......................        $  2,364,209         $  3,866,984         $  4,271,724         $  7,272,722
  Dumpsters ....................................             (10,670)             (50,292)             (21,340)             (49,191)
  RTS ..........................................             233,389              328,329              466,778              489,238
                                                        ------------         ------------         ------------         ------------
                                                        $  2,586,928         $  4,145,021         $  4,717,162         $  7,712,769
                                                        ============         ============         ============         ============
Net income - historical basis:
  Waste Industries, Inc. .......................        $ (2,522,041)        $  2,270,984         $   (614,526)        $  4,316,722
  Dumpsters ....................................             (10,670)             (50,292)             (21,340)             (49,191)
  RTS ..........................................             233,389              328,329              466,778              489,238
                                                        ------------         ------------         ------------         ------------
                                                        $ (2,299,322)        $  2,549,021         $   (169,088)        $  4,756,769
                                                        ============         ============         ============         ============

Also during the six months ended June 30, 1998, the Company purchased equipment and customer contracts related to commercial, industrial and residential solid waste collection of four businesses, located in Durham, North Carolina, Dalton, Georgia, Crossville, Tennessee and Lilburn, Georgia. These acquisitions were accounted for as purchases and the total cash consideration paid was approximately $4,656,000.

2.  CHANGE IN TAX STATUS AND INCOME TAXES

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on the Company's income in 1996 and 1997, during the six months ended June 30, 1997 the Company made cash distributions of approximately $1.8 million to its S Corporation shareholders. In connection with its conversion from S Corporation to C Corporation status, in June 1997 the Company effected an S Corporation distribution (consisting of approximately $1.5 million in cash payments) to the Company's S Corporation shareholders. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital.

The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. In accordance with SFAS No. 109, the financial statements give effect to the recognition of deferred tax expense of $4,300,000 as a result of the termination of the Company's S Corporation election on May 9, 1997. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

Prior to the mergers, Dumpsters and RTS had elected S Corporation status for income tax purposes. See Note 1. The recognition of the cumulative deferred tax provision associated with Dumpsters' and RTS's conversions from S Corporations to a C Corporations was immaterial to the Company's consolidated financial statements.

3. PRO FORMA PRIMARY EARNINGS PER SHARE

Pro forma basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method (using the initial offering price of $13.50 per share for periods prior to the initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the 1996 exchange of shares resulting from the merger of affiliated companies, for the 1997 conversion of nonvoting to voting stock, for the 1997 1-for-2.5 reverse stock split and acquisitions accounted for applying the pooling of interests method of accounting (including two acquisitions of entities under common control during the quarter ending March 31, 1998). See
Note 6 to Company's Financial Statements for the year ended December 31, 1997 and the related notes thereto included in the Company's Form 10-K.

4. SHAREHOLDERS' EQUITY

On April 1, 1998 pursuant to its 1997 Stock Plan, the Company granted certain employees options to purchase 88,164 shares of common stock at an exercise price of $19.67 per share, which was the fair market value on the date of grant.

During the six months ended June 30, 1998, RTS made distributions of approximately $731,000 to its former shareholders, primarily to fund 1997 and 1998 taxes owed.


5. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. CERTAIN MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO THE ABILITY TO MANAGE GROWTH, THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS, COMPETITION, GEOGRAPHIC CONCENTRATION, GOVERNMENT REGULATION AND OTHERS SET FORTH IN THE COMPANY'S FORM 10-K. SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

OVERVIEW

Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina, South Carolina, Tennessee and Virginia.

The Company has acquired 31 solid waste collection operations since 1990. Twenty-seven of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses accounted for as purchases have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The common control mergers (ECO and ACS) and poolings-of-interests (Dumpsters and RTS) have been included in the Company's financial statements for all periods presented. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on the Company's income in 1996 and 1997, during the six months ended June 30, 1997 the Company made cash distributions of approximately $1.8 million to its S Corporation shareholders. In connection with its conversion from S Corporation to C Corporation status, in June 1997 the Company effected an S Corporation distribution (consisting of approximately $1.5 million in cash payments) to the Company's S Corporation shareholders. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date.

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

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns or operates 18 transfer stations which reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company does not currently own or operate any solid waste landfills. In the event that the Company develops or acquires landfills, operating expenses for such landfill operations may include labor, equipment, legal and administrative, ongoing environmental compliance, royalties to former owners, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At June 30, 1998, the Company had recorded $85,510 of capitalized land acquisition costs in connection with the development of a new Land Clearing and Inner Debris ("LCID") landfill and $118,338 relating to pending acquisitions. Because it currently does not own any landfills, the Company does not accrue for estimated landfill closure and post-closure maintenance costs.

Selling, general and administrative ("SG&A") expenses include management salaries, clerical and administrative overhead, professional services, costs associated with the Company's marketing and sales force and community relations expenses.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:

                                       Three Months Ended        Six Months
                                            June 30,            Ended June 30,
                                       -----------------     -----------------
                                        1997        1998      1997      1998
                                       -----------------     -----------------
Total Revenues .....................   100.0%     100.0%     100.0%     100.0%
Service revenues ...................    98.6       99.0%      98.6%      99.0%
Equipment sales ....................     1.4%       1.0%       1.4%       1.0%
                                       -----------------     -----------------
Total cost of operations ...........    61.9%      61.7%      61.7%      61.9%
Selling, general and
administrative .....................    18.5%      16.9%      19.0%      17.2%
Depreciation and
amortization .......................     8.8%       9.3%       9.0%       9.3%
Merger costs .......................     0.0%       0.2%       0.0%       0.1%
                                       -----------------     -----------------
Operating income ...................    10.8%      11.9%      10.3%      11.5%
Interest expense ...................     2.6%       2.5%       2.5%       2.5%
Other income .......................    (0.3)%     (0.5)%     (0.4)%     (0.4)%
                                       -----------------     -----------------

Income before income taxes .........     8.5%       9.9%       8.2%       9.4%
Pro forma income taxes (1) .........     3.3%       3.8%       3.2%       3.7%
                                       -----------------     -----------------
Pro forma net income (1) ...........     5.2%       6.1%       5.0%       5.7%
                                       =================     =================


(1) For each of the 1997 periods presented, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

THREE AND SIX MONTHS ENDED JUNE 30, 1998 VS. THREE AND SIX MONTHS ENDED JUNE 30, 1997

REVENUES. Total revenues increased approximately $10.8 million, or 35.1%, and $22.8 million, or 39.3%, for the three- and six-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. These increases for each 1998 period were attributable primarily to the following factors: (i) the effect of seven businesses acquired during the year ended December 31, 1997 and four businesses acquired during the six months ended June 30, 1998; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Total cost of operations increased $6.6 million, or 34.5%, and $14.2 million, or 39.7%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. These increases for each 1998 period were attributable primarily to the following factors: (i) the effect of seven businesses acquired during the year ended December 31, 1997 and four businesses acquired during the six months ended June 30, 1998; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.


SG&A. SG&A increased $1.3 million, or 23.6%, and $2.8 million, or 25.8%, for the three- and six-month periods ended June 30, 1998, respectively. As a percentage of revenues, SG&A decreased from 18.5% to 16.9% in the second quarter of 1998 compared to the second quarter of 1997 and from 19.0% to 17.2% in the first half of 1998 compared to the first half of 1997, due primarily to synergies achieved through acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.1 million, or 42.1%, and $2.3 million, or 43.9%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. Depreciation and amortization, as a percentage of revenues, has increased to 9.3% from 8.8% and to 9.3% from 9.0% for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The principal reasons for these increases was due to depreciation of additional property and equipment acquired and put into service due to higher collection volumes and depreciation of the additional assets of businesses acquired.

INTEREST EXPENSE. Interest expense increased $218,000, or 26.7%, and $511,000, or 34.8%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. These increases were primarily due to the higher level of the average outstanding indebtedness related to the Company's purchases of assets of businesses acquired.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1998 was $1.1 million compared to $1.9 million at December 31, 1997. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1998.

The Company has a revolving credit facility with BB&T allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital. As of June 30, 1998, approximately $11.0 million was outstanding under the BB&T facility, which matures in November 2002. In addition, on June 30, 1998, the Company increased and extended its credit facilities with Prudential Insurance Company of America ("Prudential"). As a result, the Company has two $25 million term loan facilities and a $50 million shelf facility with Prudential. As of June 30, 1998, the Company had fully drawn down both Prudential term facilities, leaving the Company with an uncommitted shelf facility of $50 million. Both the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 6.84% at June 30, 1998. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the Prudential term facilities is paid quarterly, based on fixed rates of 7.28% and 6.96%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006 and $25 million mature in June 2008, subject to renewal. As of June 30, 1998, the Company had a compensating balance arrangement with BB&T for $370,000.

Net cash provided by operating activities totaled $13.3 million for the six-months ended June 30, 1998, compared to $11.0 million for the six months ended June 30, 1997. This increase was caused principally by the increases in net income and in depreciation and amortization, partially offset by a decrease in the provision for deferred income taxes, primarily as a result of the change in the Company's status from an S Corporation to a C Corporation in May 1997.

Net cash used in investing activities totaled $22.6 million for the six months ended June 30, 1998, compared to $27.9 million for the six months ended June
30, 1997. This decrease was caused principally by the acquisition of certain assets employed or arising in connection with a residential collection business in 1997 not recurring at the same level in 1998, which was offset by an increase in purchases of property and equipment of approximately $7.5 million.

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

Net cash provided by financing activities totaled $9.4 million for the six months ended June 30, 1998, compared to $16.3 million for the six months ended June 30, 1997. The decrease was primarily attributable to: (i) the Company's June 1997 initial public offering in which it issued 1,605,200 shares of common stock at a price of $13.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $19.1 million; and (ii) net borrowings of long-term debt of approximately $10.0 million in 1998 as compared to net proceeds of $324,000 in 1997. The Company made S Corporation distributions to the former shareholders of RTS of approximately $731,000 in 1998, primarily to fund 1997 and 1998 taxes owed. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1996 and 1997, during the six months ended June 30, 1997 the Company made cash distributions of approximately $1.8 million to its S Corporation shareholders. In connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.5 million in cash payments) to the Company's S Corporation shareholders in June 1997.

At June 30, 1998, the Company had approximately $64.2 million of long-term and short-term borrowings outstanding and approximately $580,013 in letters of credit. At June 30, 1998, the ratio of the Company's long-term debt to total capitalization was 57.9% compared to 55.5% at December 31, 1997.

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

YEAR 2000 TECHNOLOGY ISSUES

The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications to ensure they are capable of handling dates in the year 2000 and thereafter. The Company's major computer systems have been updated and other systems are being analyzed for potential modifications. The Company is in the process of formal communications with its significant suppliers, business partners, and customers to determine the extent to which it may be affected by these third parties' plans to remediate their own year 2000 issues in a timely manner. Although there can be no assurances as such, the financial impact on the Company is not anticipated to be material to its financial position or results of operations.

                                        PART II

ITEM 4.  SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 26, 1998. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The shareholders elected the following persons as directors of the
Company: Lonnie C. Poole, Jr.; Jim W. Perry; Robert H. Hall; J. Gregory Poole, Jr.; and Thomas F. Darden. The votes for and against (withheld) each nominee were as follows:

                                Votes           Votes         Votes
    Nominee                      For          Withheld      Abstained
    -------                      ---          --------      ---------
Lonnie C. Poole, Jr.          8,539,291           0              0
Jim W. Perry                  8,539,291           0              0
Robert H. Hall                8,539,291           0              0
J. Gregory Poole, Jr.         8,539,291           0              0
Thomas F. Darden              8,539,291           0              0

(b) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998, with 8,538,291 shares voting for, 200 shares against and 800 shares abstained.

ITEM 5.  OTHER INFORMATION

Pursuant to recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, any shareholder seeking to have a proposal considered at the 1999 Annual Meeting of Shareholders must notify the Company of such proposal by March 16, 1999 or the persons acting as proxies may exercise their discretionary voting authority on the proposal notwithstanding that the shareholders have not been advised of the proposal prior to the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

    (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.
                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998              Waste Industries, Inc.
                                    (Registrant)

                                    By: /s/   Robert H. Hall
                                    ------------------------
                                              Robert H. Hall
                                        Vice President, Chief Financial Officer

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               SECOND QUARTER 1998
Exhibit Number  Exhibit Description

10.4           Note Purchase and Private Shelf Agreement with The Prudential
               Insurance Company of America dated as of June 30, 1998
11             Computations of Earnings Per Share
27             Financial Data Schedule

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
                                       14