Form 10-Q
period 1998-09-30
WASTE INDUSTRIES INC
filed 1998-11-16
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

                                                          YES   X      NO
                                                              ------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value             13,380,905 shares
               (Class)                   (Outstanding at November  15, 1998)

PART 1 - Financial Information

Item 1. Financial Statements

                             WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   December 31,           September 30,
                                                                       1997                   1998
                                                                 ------------------     ------------------
                                                                     (Restated)            (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $1,175,557             $2,391,575
Accounts receivable - trade, less allowance for
    uncollectible accounts (1997 - $907,900; 1998 -
    $723,900)                                                           13,889,571             17,518,694
Inventories                                                                842,439              1,938,922
Current deferred income taxes                                              597,835                597,835
Prepaid expenses and other current assets                                  615,750              1,028,798
                                                                 ------------------     ------------------
        Total current assets                                            17,121,152             23,475,824
                                                                 ------------------     ------------------

PROPERTY AND EQUIPMENT, net                                             65,043,853             85,776,923
INTANGIBLE ASSETS                                                       29,977,579             61,878,943
OTHER NONCURRENT ASSETS                                                  1,274,911              1,861,861
                                                                 ==================     ==================
TOTAL ASSETS                                                          $113,417,495           $172,993,551
                                                                 ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                  $  1,795,265           $  1,716,323
Accounts payable - trade                                                 8,399,155              7,790,503
Federal and state income taxes payable                                     445,100                431,294
Accrued expenses and other liabilities                                   3,777,793              4,832,136
Deferred revenue                                                         1,023,883              1,421,494
                                                                 ------------------     ------------------
    Total current liabilities                                           15,441,196             16,191,750
                                                                 ------------------     ------------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                               50,787,684             86,881,107
NONCURRENT DEFERRED INCOME TAXES                                         5,702,000              7,002,000
DISPOSAL SITE CLOSURE AND LONG-TERM CARE OBLIGATIONS                       275,000                302,892

SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, shares authorized -
    10,000,000, shares issued and outstanding - none                             -                      -
Common stock, no par value, shares authorized -
    80,000,000, shares issued and outstanding:
    1997 - 12,651,701; 1998 - 13,380,905                                27,119,623             41,148,148
Additional capital                                                       8,520,000              6,981,276
Retained earnings                                                        5,833,595             14,490,799
Shareholders' loans                                                      (261,603)                (4,421)
                                                                 ------------------     ------------------
        Total shareholders' equity                                      41,211,615             62,615,802
                                                                 ------------------     ------------------

                                                                 ==================     ==================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $113,417,495           $172,993,551
                                                                 ==================     ==================



See Notes to Unaudited Condensed Consolidated Financial Statements.

                                              WASTE INDUSTRIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                            Three Months Ended                          Nine Months Ended
                                                               September 30,                              September 30,
                                                          1997                1998                 1997                   1998
                                                   -------------------   ----------------    ------------------     ----------------
                                                          (Restated)                               (Restated)
REVENUES:
    Service revenues                                      $34,583,073        $44,539,733           $92,238,712          $124,982,002
    Equipment sales                                           373,428            556,438             1,164,844             1,334,465
                                                   -------------------   ----------------    ------------------     ----------------
        Total revenues                                     34,956,501         45,096,171            93,403,556           126,316,467
                                                   -------------------   ----------------    ------------------     ----------------

OPERATING COSTS AND EXPENSES:
  Cost of service operations                               21,383,451         27,880,071            56,785,349            77,326,428
  Cost of equipment sales                                     223,441            422,555               729,151               923,892
                                                   -------------------   ----------------    ------------------     ----------------
        Total cost of operations                           21,606,892         28,302,626            57,514,500            78,250,320
                                                   -------------------   ----------------    ------------------     ----------------

  Selling, general and administrative                       6,474,447          6,920,760            17,611,619            20,839,109
  Depreciation and amortization                             3,037,367          4,215,847             8,281,617            11,860,341
  Merger Costs                                                      -            153,333                     -               400,410
  Start-up costs                                                    -            101,175                     -               101,175
                                                   -------------------   ----------------    ------------------     ----------------
        Total operating costs and expenses                 31,118,706         39,693,741            83,407,736           111,451,355
                                                   -------------------   ----------------    ------------------     ----------------

OPERATING INCOME                                            3,837,795          5,402,430             9,995,820            14,865,112

OTHER EXPENSE (INCOME):
  Interest expense                                            665,367          1,196,291             2,138,954             3,191,344
  Other                                                     (158,986)          (144,516)             (377,142)             (480,888)
                                                   -------------------   ----------------    ------------------     ----------------
        Total other expense (income)                          506,381          1,051,775             1,761,812             2,710,456
                                                   -------------------   ----------------    ------------------     ----------------

INCOME BEFORE INCOME TAXES                                  3,331,414          4,350,655             8,234,008            12,154,656

INCOME TAX EXPENSE:
  Current and deferred                                      1,090,000          1,470,000             1,715,000             4,246,000
  Effect of change in tax status                                                                     4,300,000
                                                   ===================   ================    ==================     ================
NET INCOME - HISTORICAL BASIS                              $2,241,414         $2,880,655            $2,219,008            $7,908,656
                                                   ===================   ================    ==================     ================

EARNINGS PER SHARE - HISTORICAL BASIS:
BASIC                                                           $0.18              $0.22                 $0.19                 $0.62
DILUTED                                                         $0.17              $0.22                 $0.19                 $0.60


PRO FORMA INCOME BEFORE
  INCOME TAXES                                             $3,331,414         $4,350,655            $8,234,008           $12,154,656

PRO FORMA INCOME TAXES                                      1,275,000          1,530,000             3,150,000             4,486,000

PRO FORMA NET INCOME                                       $2,056,414         $2,820,655            $5,084,008            $7,668,656

PRO FORMA EARNINGS PER SHARE:
BASIC                                                           $0.16              $0.22                 $0.45                 $0.60
DILUTED                                                         $0.16              $0.21                 $0.43                 $0.59

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
BASIC                                                      12,580,900         12,816,743            11,401,613            12,706,715
DILUTED                                                    12,978,984         13,218,295            11,784,321            13,095,573



See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                     1997           1998
                                                                             ------------         -------------
                                                                               (Restated)
OPERATING ACTIVITIES:
Net income - historical basis                                                   2,219,008            7,908,656
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                 8,281,617           11,860,341
  Gain on sale of property and equipment                                         (70,484)            (200,881)
  Provision for deferred income taxes                                           4,621,165            1,300,000
Changes in assets and liabilities, net of effects from
  acquisitions of related businesses:
  Accounts receivable - trade                                                 (3,125,284)            (339,901)
  Inventories                                                                     755,856          (1,096,483)
  Prepaid and other current assets                                              (179,459)            (387,580)
  Accounts payable - trade                                                      3,460,227            (608,652)
  Income taxes payable                                                          1,165,748             (13,806)
  Accrued expenses and other liabilities                                          333,320              41,530
  Deferred revenue                                                                216,120            (199,729)
                                                                             ------------         -------------
        Net cash provided by operating activities                              17,677,834          18,263,495
                                                                             ------------         -------------

INVESTING ACTIVITIES:
  Other noncurrent assets                                                       (282,200)            (586,950)
  Acquisitions of related business, net of cash acquired                     (29,799,078)         (25,913,210)
  Proceeds from sale of property and equipment                                   507,610              552,043
  Purchases of property and equipment                                        (15,197,722)         (24,058,985)
                                                                             ------------         -------------

Net cash used by investing activities                                        (44,771,390)         (50,007,102)
                                                                             ------------         -------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                     31,886,580          102,688,615
  Principal payments on long-term debt                                        (23,585,904)         (69,224,542)
  Repayments of notes receivable from shareholders                                     -               257,182
  Increase in shareholder loans                                                  (127,829)                   -
  Proceeds from issuance of common stock                                       23,154,104                    -
  Capital contributions                                                           156,986                    -
  Subchapter S distributions to shareholders                                   (3,359,092)            (789,589)
  Other                                                                                 -               27,959
                                                                             ------------         -------------

Net cash provided by financing activities                                      28,124,845           32,959,625
                                                                             ------------         -------------

NET INCREASE (DECREASE)                                                         1,031,289            1,216,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,079,681            1,175,557
                                                                             ------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $3,110,970           $2,391,575
                                                                             ============         ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The condensed financial statements included herein should be read in conjunction with the financial statements of the Company's Annual report on Form 10-K for the year ended December 31, 1997 and the related notes thereto included in the Company's Form S-4 Registration Statement (No. 333-63587).

Recent Developments

Poolings-of-Interests Transactions:

The Company has restated the previously issued financial statements for the three and nine months ended September 30, 1997 and the consolidated balance sheet as of December 31, 1997 to reflect the following acquisitions accounted for as poolings-of-interests:

o On August 28, 1998, the Company acquired, in exchange for 388,311 shares of Company common stock valued at approximately $8.5 million, all of the outstanding stock of Railroad Avenue Disposal, Inc. ("RAD"), a Mississippi corporation that owns and operates a Class I rubbish pit and sand and gravel operation in northwest Mississippi. As a result of this transaction, the Company now owns and operates its first landfill. This acquisition also complements the Company's recently acquired solid waste collection operations in and around Memphis, Tennessee.

o On June 30, 1998, the Company exchanged 330,000 shares of its common stock with a fair value of approximately $7.4 million for all of the issued and outstanding shares of common stock of Reliable Trash Service, Inc.("RTS"), a Maryland corporation based in Columbia, Maryland and engaged in the solid waste collection business in Tidewater Virginia. This acquisition further expands the Company's operations in Virginia.

o On June 16, 1998, the Company exchanged 21,344 shares of its common stock with a fair value of approximately $449,000 for all of the issued and outstanding shares of common stock of Dumpsters, Inc. ("Dumpsters"), a Tennessee corporation engaged in the industrial solid waste collection business in and around Memphis, Tennessee. This "tuck-in" acquisition complements the recent ECO Services, Inc. acquisition, increasing the Company's route density in the Shelby County, Tennessee.

The merger costs, consisting primarily of professional fees, were approximately $400,000 ($252,000 after-tax). Prior to these acquisitions, RAD, RTS and Dumpsters had elected S Corporation status for income tax purposes. As a result of these mergers, RAD, RTS and Dumpsters, terminated their S Corporation elections. As a result, pro forma provisions for income taxes are presented for the three- and nine-month periods ended September 30, 1997 and 1998 as if RAD, RTS and Dumpsters had been taxed as C Corporations.

Purchase Acquisitions:

Also during the nine months ended September 30, 1998, the Company made the following acquisitions accounted for as purchases:

o On September 10, 1998, the Company acquired, in exchange for approximately $10.0 million in cash plus 706,730 shares of Company common stock valued at approximately $13.5 million, all of the outstanding stock of TransWaste Services, Inc. ("TransWaste"), a Georgia corporation engaged in solid waste collection and the development, ownership and operation of four transfer stations and a landfill in Albany, Georgia. This acquisition will be accounted for as a purchase, and will expand the Company's operations in Georgia and provide the Company with its second landfill.

o August 28, 1998, the Company acquired, in exchange for approximately $7.6 million in cash plus 22,474 shares of Company common stock valued at approximately $500,000, certain assets of Greater Atlanta Sanitation, Inc., a solid waste collection business in and around Atlanta, Georgia. This acquisition will be accounted for as a purchase, and will further expand the Company's operations in Georgia.

o In March 1998, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection businesses of: Action Waste Systems, Inc., located in Lithia Springs, Georgia; Waste Disposal Services, Inc., located in Tunnel Hill, Georgia; and L&M Garbage Service, located in Durham, North Carolina. The total purchase price for these assets was approximately $4.7 million in cash. The Waste Disposal Services and L&M acquisitions are "tuck-in" acquisitions that increase the Company's route density in areas already served. The Action Waste Systems acquisition further expands the Company's operations in Georgia.


Addionally, on March 31, 1998, the Company exchanged 320,555 shares of its common stock for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air CargoServices, Inc. ("ACS"). Certain of the Company's executive officers, whom are also the Company's controlling shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, the assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling of interests accounting pursuant to the provisions of AIN #39 of APB OpinionNo 16. The Company's financial statements have been restated to include the accounts and operations for all periods presented.

Combined and separate results of operations of the Company prior to completion of the Poolings-of-Interests transactions with RAD, Dumpsters and RTS for the three and nine months ended September 30, 1997 and 1998 are as follows:

                                                                Three Months Ended                       Nine Months Ended
                                                                  September 30,                            September 30,
                                                            -------------------------------          -------------------------------
                                                             1997                1998                 1997                1998
                                                            -----------         -----------          -----------        ------------
Revenue:
                                Waste Industries, Inc.      $34,745,816         $44,933,907          $90,830,986        $123,901,005
                                Dumpsters                             -                   -              269,872             299,631
                                RTS                                   -                   -            1,598,174           1,485,002
                                RAD                             210,685             162,264              704,524             630,829
                                                            -----------         -----------          -----------        ------------
                                                            $34,956,501         $45,096,171          $93,403,556        $126,316,467
                                                            ===========         ===========          ===========        ============

Income before income taxes:
                                Waste Industries, Inc.       $3,280,282          $4,338,301           $7,552,007         $11,611,022
                                Dumpsters                             -                   -             (21,340)            (49,191)
                                RTS                                   -                   -              466,778             489,238
                                RAD                              51,132              12,354              236,563             103,587
                                                            -----------         -----------          -----------        ------------
                                                             $3,331,414          $4,350,655           $8,234,008         $12,154,656
                                                            ===========         ===========          ===========        ============

Net income (loss) - historical basis:
                                Waste Industries, Inc.       $2,190,282          $2,868,301           $1,537,007          $7,365,022
                                Dumpsters                             -                   -             (21,340)            (49,191)
                                RTS                                   -                   -              466,778             489,238
                                RAD                              51,132              12,354              236,563             103,587
                                                             ----------          ----------           ----------          ----------
                                                             $2,241,414          $2,880,655           $2,219,008          $7,908,656
                                                             ==========          ==========           ==========          ==========


Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 1998 are as follows:

Fair value of tangible assets acquired                      10,728,972
Liabilities assumed                                         (4,188,453)
Noncompete agreements and contracts                         22,284,098
Goodwill                                                    11,088,572
                                                            ----------
Common stock issued (729,204 shares)                       (13,999,979)
Cash paid in acquisitions                                  $25,913,210
                                                           ===========

Noncompete agreements and contracts are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method over 25 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. Such allocation has been based on preliminary estimates which may be revised at a later date.

The unaudited pro forma results of operations below assume that 1997 and 1998 acquisitions accounted for as purchases occurred at the beginning of 1997. In addition to combining the historical results of all such acquired entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisitions.



                                                Nine Months Ended September 30,
                                                1997                        1998
                                             (Unaudited)                 (Unaudited)
Total net revenue                            $141,303,395              $126,243,545
Pro forma Net income                         $  8,403,298              $  7,729,319
Pro forma Earnings per share - basic         $       0.63              $       0.58
Pro forma Earnings per share - diluted       $       0.61              $       0.56


The pro forma financial information does not purport to be indicative of the results of operations, which would actually have been recognized had the purchase transactions been completed on January 1, 1997 or which may be realized in the future.

2.  CHANGE IN TAX STATUS AND INCOME TAXES

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1996 and 1997, during the six months ended June 30, 1997 the Company made cash distributions of approximaely $1.8 million to its S corporation shareholders. In connection with its conversion from S Corporation to C Corporation status, in June 1997 the Company effected an S Corporation distribution (consisting of approximately $1.5 million in cash payments) to the Company's S Corporation shareholders. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital.

The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. In accordance SFAS No. 109, the financial statements give effect to the recognition of deferred tax expense of $4.3 million as a result of the termination of the Company's S Corporation election on May 9, 1997. Additionally, certain companies acquired in poolings-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

3. PRO FORMA EARNINGS PER SHARE

Pro forma basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method (using the initial offering price of $13.50 per share for periods prior to the initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the 1996 exchange of shares resulting from the merger of affiliated companies, for the 1997 conversion of nonvoting to voting stock, for the 1997 1-for-2.5 reverse stock split and acquisitions accounted for applying the pooling of interests method of accounting (including two acquisitions of entities under common control during the quarter ended March 31, 1998). See
Note 6 to Company's Financial Statements for the year ended December 31, 1996 and the related notes thereto included in the Company's Form 10-K.

4. SHAREHOLDERS' EQUITY

On September 10, 1998, the Company acquired, in exchange for approximately $10.0 million in cash plus 706,730 shares of Company common stock valued at approximately $13.5 million, all of the outstanding stock of TransWaste. See
Note 1.

On August 28, 1998, the Company acquired, in exchange for approximately $7.6 million in cash plus 22,474 shares of Company common stock valued at approximately $500,000, certain assets of Greater Atlanta Sanitation, Inc., a solid waste collection business in and around Atlanta, Georgia. See Note 1.

On April 1, 1998 pursuant to its 1997 Stock Option Plan, the Company granted certain employees options to purchase 88,164 shares of common stock at an exercise price of $19.69 per share, which was the fair market value on the date of grant.

During the nine months ended September 30, 1998, RTS made distributions of approximately $731,000 to its former shareholders to fund 1997 and 1998 taxes owed.

In 1997, the Company completed an initial public offering in which it issued 1,927,700 shares of common stock at a price of $13.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $23.2 million. The proceeds from the offering were used to repay revolving bank debt.


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

The Company will have material financial obligations relating to closure and post-closure of landfill facilities which it acquired during the three month period ended September 30, 1998. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

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

OVERVIEW

Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina and South Carolina, Mississippi, Tennessee and Virginia.

The Company has acquired 34 solid waste collection operations since 1990. Twenty-nine of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses accounted for as purchases have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The common control mergers (ECO and ACS) and the poolings-of-interests transactions (RAD, RTS and Dumpsters) have been included in the Company's financial statements for all periods presented. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1996 and 1997, the Company made cash distributions of approximately $1.8 million to its S Corporation shareholders. In connection with its conversion from S Corporation to C Corporation status, the Company effected an S Corporation distribution (consisting of approximately $1.5 million in cash payments) to the Company's S Corporation shareholders. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date.

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

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns or operates 18 transfer stations which reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. As a result of the RAD and TransWaste business combinations, the Company owns and operates two landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At September 30, 1998, the Company had recorded $519,000 of capitalized land acquisition costs in connection with the development of a new land clearing and inner debris ("LCID") landfill and $3,000 relating to pending acquisitions.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:


                                               Three Months Ended                            Nine Months Ended
                                                 September 30,                                 September 30,
                                            ------------------------------               ---------------------------------
                                            1997                  1998                    1997                    1998
                                            ---------            ---------               -----------             ---------

Total Revenues                                 100.0%               100.0%                    100.0%                100.0%
Service revenues                                98.9%                98.8%                     98.8%                 98.9%
Equipment sales                                  1.1%                 1.2%                      1.2%                  1.1%
                                            ---------            ---------               -----------             ---------
Total cost of operations                        61.8%                62.8%                     61.5%                 61.9%
Selling, general and administrative             18.5%                15.3%                     18.9%                 16.5%
Depreciation and amortization                    8.7%                 9.4%                      8.9%                  9.4%
Merger costs                                     0.0%                 0.3%                      0.0%                  0.3%
Start-up costs                                   0.0%                 0.2%                      0.0%                  0.1%
                                            ---------            ---------               -----------             ---------
Operating income                                11.0%                12.0%                     10.7%                 11.8%
Interest expense                                 1.9%                 2.6%                      2.3%                  2.4%
Other income                                   (0.4)%               (0.3)%                    (0.4)%                (0.4)%
                                            ---------            ---------               -----------             ---------
Income before income taxes                       9.5%                 9.7%                      8.8%                  9.8%
Pro forma income taxes (1)                       3.6%                 3.4%                      3.4%                  3.6%
                                            ---------            ---------               -----------             ---------
Pro forma net income (1)                         5.9%                 6.3%                      5.4%                  6.2%
                                            =========            =========               ===========             =========


(1) For the period from January 1, to May 8, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Total revenues increased approximately $10.1 million, or 29.0%, and $32.9 million, or 35.2%, for the three- and nine-month periods ended September 30, 1998, respectively, as compared with the same periods in 1997. These increases for each 1998 period were attributable primarily to the following factors: (i) the effect of seven businesses acquired during the year ended December 31, 1997 and six businesses acquired during the nine months ended September 30, 1998; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Cost of operations increased $6.7 million, or 31.0%, and $20.7 million, or 36.1%, for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These increases for each 1998 period were attributable primarily to the following factors: (i) the effect of seven businesses acquired during the year ended December 31, 1997 and six businesses acquired during the nine-months ended September 30, 1998; and
(ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

SG&A. SG&A increased $446,000 or 6.9%, and $3.2 million, or 18.3%, for the three- and nine-month periods ended September 30, 1998, respectively. As a percentage of revenues, SG&A decreased from 18.5% to 15.3% in the third quarter of 1998 compared to the third quarter of 1997 and to 16.5% from 18.9% in the first nine months of 1998 compared to the first nine months of 1997 due primarily to synergies achieved through acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million, or 38.8%, and $3.6 million, or 43.2%, for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. Depreciation and amortization, as a percentage of revenues, has increased to 9.4% from 8.7% and to 9.4% from 8.9% for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The principal reasons for these increases was due to depreciation of additional property and equipment acquired and put into service due to higher collection volumes and depreciation of the additional assets of businesses acquired.

INTEREST EXPENSE. Interest expense increased $531,000, or 79.8%, and $1.1 million, or 49.2%, for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These increases were primarily due to the higher level of the average outstanding indebtedness related to the Company's purchases of assets of businesses acquired.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1998 was $7.3 million compared to $1.7 million at December 31, 1997. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs for the next twelve months.

The Company has a revolving credit facility with BB&T allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital. In addition, the Company has established two $25 million term loan facilities and a $50 million shelf facility with Prudential Insurance Company of America ("Prudential"). As of September 30, 1998, approximately $36.4 million was outstanding under the BB&T facility, which matures November 2002, and the Company had fully drawn down both of the Prudential term facilities, leaving the Company with an uncommitted shelf facility of $50 million. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 6.79% at September 30, 1998. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the Prudential term facilities is paid quarterly, based on a fixed rate of 7.28% and 6.96%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, and $25 million mature in June 2008, subject to renewal. As of September 30, 1998, the Company had a compensating balance arrangement with BB&T for $390,000.

Net cash provided by operating activities totaled $18.0 million for the nine-months ended September 30, 1998, compared to $17.7 million for the nine-months ended September 30, 1997. This increase was caused principally by increases in net income and depreciation and amortization, which was offset by a decrease in the provision for deferred taxes.

Net cash used in investing activities totaled $50.0 million for the nine-months ended September 30, 1998, compared to $44.8 million for the nine months ended September 30, 1997. This increase was caused principally by property and equipment purchases, offset by a decrease in amounts paid for businesses acquired.

Capital expenditures for 1998 are currently expected to be approximately $29.8 million, compared to $22.5 million in 1997. In 1998, approximately $23.9 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $0.5 for expansion of transfer station services and approximately $5.4 million for facilities, additions and improvements. The Company intends to fund its planned 1998 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. As an owner of and potential acquiror of additional new landfill disposal facilities, the Company may also be required to make significant expenditures to bring such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $33.0 million for the nine-months ended September 30, 1998, compared to $28.1 million for the nine-months ended September 30, 1997. The increase was primarily attributable to net increases in long-term debt due to acquisitions. In 1997, the Company completed an initial public offering in which it issued 1,927,700 shares of common stock at a price of $13.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $23.2 million. Similarly, distributions to shareholders and affiliates in 1998 were $790,000 compared to distributions of $3.4 million in 1997.

At September 30, 1998, the Company had approximately $88.6 million of long-term and short-term borrowings outstanding and approximately $435,000 in letters of credit. At September 30, 1998, the ratio of the Company's long-term debt to total capitalization was 58.1% compared to 55.2% at December 31, 1997

SEASONALITY

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


YEAR 2000 TECHNOLOGY ISSUES

The Year 2000 Problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

As of September 30, 1998, the Company has substantially completed testing of information technology ("IT") systems with the assistance of software specialists and consultants. Based on these tests, the Company has determined that there are no current Year 2000 problems related to processing within these IT systems. Going forward, the Company will evaluate the need, if any, for further testing based on both hardware and software additions.

After an inventory of all non-IT systems within the Company, senior management determined that one non-IT system required an upgrade in order to be Year 2000 ready. The Company has purchased and installed the appropriate upgrade for this non-IT system and is, therefore, substantially Year 2000 ready with respect to non-IT systems.

The Company is in the process of formal communications with its significant suppliers, business partners, and customers to determine the extent to which it may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. Although there can be no assurances as such, the financial impact of potential third party Year 2000 issues on the Company is not anticipated to be material to its financial position or results of operations.

The Company has incurred approximately $10,000 of Year 2000 project expenses to date for IT and non-IT systems. The expenses were funded by cash generated from operations. Future expenses are expected to be approximately $10,000. Total Year 2000 expenses are expected to be approximately 3% of the Company's 1998 IT budget. These expectations are based on future hardware and software modifications, if any, and the planned testing of the Company's personal computers. Such testing of the Company's personal computers is scheduled for completion during the first half of 1999. Such cost estimates are based on presently available information and actual costs may materially differ from such expectations as the Company continues to evaluate Year 2000 issues. Furthermore, the Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Other IT projects within the Company have not been delayed as a result of the Company's Year 2000 activities.

The Company has identified the two most reasonably likely worst case scenarios that the Year 2000 problem could have on operations. First, the Company has identified several large municipal customers whose potential cash payment delay, in the event of complications with the Year 2000 problem, could adversely impact the Company's short term cash flow. However, in the event of such a complication, the Company plans to utilize existing unused bank working capital line of credit. Second, the Company has identified a potential delay in diesel deliveries as another reasonably likely worst case scenario. However, in the event of an interruption of short-term diesel supplies as a result of Year 2000 problems, the Company believes that existing bulk storage facilities at each branch will be adequate to supply diesel for operations.

With regard to risk and contingency plans, due to the nature of the Company's operations, the Company's management does not believe that the Year 2000 issue will have a materially adverse effect on its financial condition or results of operations. Accordingly, the Company has not developed a contingency plan based on currently obtained knowledge. The Company provides service to a largely diversified customer base and has a large supplier network. Accordingly, the Company believes that these factors will mitigate potential adverse Year 2000 impacts. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency and risk evaluation process is an ongoing one which will require further modifications as the Company obtains future information regarding third party readiness. Furthermore, the Company's beliefs and expectations, are based on certain assumptions and expectations that may ultimately prove to be inaccurate. The Company's senior management and the Board of Director has received and will continue to receive regular updates on the status of the Company's Year 2000 readiness.


                                     PART II

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  No material modifications

     (b)  No material limitations or qualifications

     (c) During the three months ended September 30, 1998, the Company issued the following unregistered securities, none of which involved the use of underwriters or the payment of commissions:

          (1) Effective September 10, 1998, the Company issued an aggregate of 706,370 shares of its Common Stock in connection with its acquisition of Trans Waste Services, Inc. ("Trans Waste") to the two shareholders of Trans Waste in a transaction intended to qualify as a Section 3(a)(10) exemption from registration.

          (2) Effective August 28, 1998, the Company issued an aggregate of 388,311 shares of its Common Stock in connection with its acquisition of Railroad Avenue Disposal, Inc. ("RAD") to the two shareholders of RAD in a transaction intended to qualify as a
               Section 3(a)(10) exemption from registration.

          (3) Effective August 28, 1998, the Company issued an aggregate of 22,474 shares of its Common Stock in connection with its acquisition of the assets of Greater Atlanta Sanitation, Inc. ("GAS"). All of such shares were issued to GAS in a transaction intended to qualify as a Section 4(2) exemption from registration.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

             (b) A current report on Form 8-K was filed during the quarter covered by this report on September 25, 1998 relating to the Company's acquisition of Trans Waste Services, Inc. At the time of the filing it was impracticable for the registrant to provide any of the financial statements or proforma financial information for the acquired business. Accordingly, the registrant will file the required financial statements as soon as practicable, but not later than November 24, 1998, as required.

                                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1998           Waste Industries, Inc.
                                   (Registrant)

                                   By:   /s/   Robert H. Hall
                                         ---------------------------------------
                                         Robert H. Hall
                                         Vice President, Chief Financial Officer

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               Third Quarter 1998


               Exhibit Number                Exhibit Description
               --------------                -------------------

                     2.2* Agreement and Plan of Merger dated September 9, 1998 by and among the Registrant, Subsidiary, TransWaste, the shareholders of TransWaste, Thomas C. Cannon and James F. Taylor

                     11             Computations of Earnings Per Share

                     27             Financial Data Schedule

                ----------
                * Previously filed



THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.