Form 10-K
period 1998-12-31
WASTE INDUSTRIES INC
filed 1999-03-29
CIK 1037047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ------------- to -------------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 25, 1999, on the NASDAQ National Market System was approximately $63,072,551 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 25, 1999, the registrant had outstanding 13,563,905 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  NOTE RELATING TO FORWARD-LOOKING STATEMENTS

     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE BY THE COMPANY OR ITS REPRESENTATIVES, WHICH ARE IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "EXPECTS," "MAY," "BELIEVE," "COULD," "SHOULD," "WOULD," "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS, ARE BASED ON A NUMBER OF ASSUMPTIONS. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH HEREIN AND IN THE COMPANY'S OTHER SEC FILINGS AND INCLUDING, IN
PARTICULAR: ABILITY TO MANAGE GROWTH; THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS; COMPETITION; GEOGRAPHIC CONCENTRATION; AND GOVERNMENT REGULATION. SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.


                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Waste Industries, Inc. (the "Company") is a regional, integrated solid waste services company that provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama and Georgia. The Company's principal operations as of December 31, 1998 consisted of 35 branch collection operations, 20 transfer stations, more than 100 county convenience drop-off centers, seven recycling facilities and two landfills, serving more than 300,000 municipal, residential, commercial and industrial customer locations. Since December 31, 1998, the Company has added another two transfer stations and has acquired its third landfill.

     Members of the senior management team founded Waste Industries in 1970 and are recognized for their leadership roles throughout the solid waste management industry and trade organizations. The Company's management team collectively has over 113 years of experience in the solid waste industry and over 93 years with the Company.


INDUSTRY OVERVIEW

     In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. The Company believes that this consolidation and integration has been caused primarily by:

     (1) increasingly stringent environmental regulation and enforcement resulting in increased capital requirements for collection companies and landfill operators;

     (2) the ability of larger integrated operators to achieve certain economies of scale;

     (3) the evolution of an industry competitive model which emphasizes providing collection, transfer, disposal and recycling capabilities; and

     (4) the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities.

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

     In the Southeastern U.S. solid waste market, city and county governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Landfills, transfer stations and incinerators located in the Company's market area are predominantly municipally owned. The Southeastern market is currently undergoing significant economic and population growth. Certain of the states in the Southeastern U.S. exceed the national average in terms of economic growth as measured by gains in jobs, personal income and population.

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


STRATEGY

     The Company's objective is to build the premier solid waste services company in the Southeastern U.S. by expanding its operations and capitalizing on its strong market presence. The Company's strategy for achieving this objective is:

     (1) to generate internal growth by adding customers and services to its existing operations;

     (2) to acquire solid waste collection companies, customers and, under appropriate circumstances, landfills in existing and new areas of its target market; and

     (3) to increase operating efficiencies and enhance profitability in its existing and acquired operations.

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

     An important part of the Company's internal growth strategy is to establish transfer stations strategically located throughout its geographic area to improve the Company's consolidation of collected solid waste and permit the Company to deliver the collected solid waste to landfills where the Company has negotiated favorable volume rates with landfill operators. The Company currently operates 20 transfer stations, four of which it owns. By operating transfer stations, the Company engages in direct communication with municipalities regarding waste disposal services, better positioning the Company to gain additional business in its markets in the event any of these municipalities privatize their solid waste operations.

 EXPANSION THROUGH ACQUISITIONS

     The Company's strategy for growth includes:

     (1) "tuck-in" and other acquisitions of solid waste collection companies and customers in existing and adjacent markets;

     (2) the acquisition of solid waste collection companies and customers in new markets; and

     (3) the acquisition of landfills in certain circumstances.

     The Company seeks to acquire companies with a significant market presence, high service standards and an experienced management team willing to remain with the Company.

     The Company believes that numerous "tuck-in" acquisition opportunities exist within its current market area. A "tuck-in" acquisition refers to an acquisition in which the Company acquires a solid waste collection company, a division of a company or certain customers of a company located in the Company's existing market area, and integrates the acquired operations or customers into the operations of one of the Company's existing branch facilities. These acquisitions have become an integral part of the industry competitive model due to the efficiencies involved. Such acquisitions, if consummated, provide the Company opportunities to improve market share and route density.

     As the Company enters new markets through acquisitions, it intends to continue to implement a regional expansion strategy. The regional expansion strategy provides the Company with a base of operations to grow internally through price increases, providing additional services to existing customers, adding new private and public customers and tuck-in acquisitions. The Company can then expand its presence in the targeted region by adding solid waste collection and transfer operations in regional markets adjacent to or contiguous with the new location. Because the Company's goal is to increase the scale of its operations through internal growth and through the acquisition of other solid waste businesses, the Company may experience periods of rapid growth with significantly increased staffing requirements. Such growth, if it were to occur, could place a significant strain on the Company's management and on its operational, financial and other resources. The Company's ability to maintain and manage its growth effectively will require it to expand its management information systems capabilities and improve its operational and financial systems and controls. Moreover, the Company will need to attract, train, motivate, retain and manage its senior managers, technical professionals and other employees. Any failure to expand its management information systems capabilities and its operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with any business growth the Company may experience would have a material adverse effect on the Company.

     The Company is currently examining opportunities to expand its presence in areas of the Southeastern U.S. other than North Carolina and South Carolina. The Company is analyzing potential acquisitions of solid waste services operations in Mississippi, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama and Virginia. There can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition. Failure by the Company to implement successfully its acquisition strategy will limit the Company's growth potential.

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

     The Company is actively engaged in identifying solid waste landfill acquisition candidates in the Southeast, although the number of candidates is limited in the Company's current market area. The Company believes that the successful acquisition of landfills will provide the Company with opportunities to integrate vertically its collection, transfer and disposal operations while improving operating margins. Generally, the Company will evaluate a landfill target by determining, among other things, whether access to the landfill is economically feasible from its existing market areas either directly or through strategically located transfer stations, expected landfill life, the potential for landfill expansion, and current disposal costs compared with the cost to acquire the landfill. In addition, where the acquisition of a landfill site is either not available or not economically feasible, the Company seeks to enter into long-term disposal contracts with facilities that are located in proximity to its market areas.


     OPERATING ENHANCEMENTS

     The Company has implemented advanced management information systems, financial controls, shared support services and benchmarking systems designed to improve productivity, efficiency and profitability of its existing and acquired operations. Each branch facility has on-line real time access to the Company's financial, operating, cost and customer information. This access enables the Company's managers to evaluate continuously the Company's performance record and to establish benchmarks in all phases of the Company's operations. Management utilizes these systems to:

     o improve collection and transportation efficiencies;

     o enhance equipment and personnel utilization;

     o reduce equipment acquisition and maintenance costs;

     o reduce disposal costs by maximizing waste streams directed to lower cost landfills;

     o timely monitor and collect customer accounts; and

     o provide current information to the Company's sales force to ensure properly structured pricing for new customers.

     Through the utilization of its systems and controls, the Company will continue to manage its landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, the Company has developed an extensive network of transfer stations that it uses to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. Management believes the anticipated closing of landfills in North Carolina will provide opportunities to open more transfer stations and to gain greater volumes of the waste stream, further enhancing the Company's negotiating position. Currently, approximately 30% of the Company's waste volume is directed through Company owned or operated transfer stations.


ACQUISITION PROGRAM

     From 1990 through 1998, the Company acquired, either by merger or asset purchase, 36 solid waste collection operations. The Company has developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

     (1) historical and projected financial performance;

     (2) internal rate of return, return on assets and return on revenue;

     (3) experience and reputation of the candidate's management and customer service reputation and relationships with the local communities;

     (4) composition and size of the candidate's customer base;

     (5) whether the geographic location of the candidate will enhance or expand the Company's market area or ability to attract other acquisition candidates;

     (6) whether the acquisition will augment or increase the Company's market share or help protect the Company's existing customer base;

     (7) any synergies gained by combining the acquisition candidate with the Company's existing operations; and

     (8) liabilities of the candidate.

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


     The following table sets forth the Company's acquisitions completed in 1998:



                                  YEAR
            COMPANY             ACQUIRED      PRINCIPAL BUSINESS          LOCATION                  MARKET AREA
------------------------------ ---------- -------------------------- ------------------ ----------------------------------
Curb Appeal New Home           1998       Residential Construction   Apex, NC           Wake County, NC
  New Home Services, Inc.                 Waste Removal
C&M Carting Company, Inc.      1998       Commercial, Industrial     Wytheville, VA     Bland, Carroll, Grayson, Pulaski,
                                          and Residential                               Smyth and Wythe Counties, VA
                                          Collection and
                                          Recycling
TransWaste Services, Inc.      1998       Construction and           Albany, GA         Coffee, Crisp, Dougherty, Sumter
                                          Demolition Landfill;                          and Terrell Counties, GA
                                          Commercial, Industrial
                                          and Residential
                                          Collection and
                                          Recycling
Greater Atlanta Sanitation,    1998       Residential Collection     Cumming, GA        Forsyth and Fulton Counties, GA
  Inc.                                    and Recycling
Railroad Avenue Disposal,      1998       Construction and           Olive Branch, MS   De Soto, Marshall, Tunica and
  Inc.                                    Demolition Landfill                           Tate Counties, MS; Crittenden
                                                                                        County, AR; Fayette and
                                                                                        Shelby Counties, TN
Reliable Trash Service, Inc.   1998       Commercial and             Columbia, MD       Tidewater, VA
                                          Industrial Collection
                                          and Recycling
Dumpsters, Inc.                1998       Industrial Collection      Memphis, TN        Shelby County, TN
Cumberland Waste Disposal,     1998       Commercial, Industrial     Crossville, TN     Cumberland, Bledsoe, Overton
  LLC                                     and Residential                               and Putnam Counties, TN
                                          Collection and
                                          Recycling
ECO Services, Inc.             1998       Commercial and             Olive Branch, MS   De Soto, Marshall, Tunica and
                                          Industrial Collection                         Tate Counties, MS; Crittenden
                                                                                        County, AR; Fayette and
                                                                                        Shelby Counties, TN
Air Cargo Services, Inc.       1998       Recycling and Solid        Raleigh, NC        Raleigh and Greensboro, NC
                                          Waste Transportation
Action Waste Systems, Inc.     1998       Commercial, Industrial     Lithia Springs,    Barrow, Cherokee, Clarke, Cobb,
                                          and Residential            GA                 DeKalb, Douglas, Forsyth,
                                          Collection and                                Fulton, Gwinnett, Jackson,
                                          Recycling                                     Rockdale and Walton Counties,
                                                                                        GA
Waste Disposal Services,       1998       Commercial, Industrial     Tunnel Hill, GA    Catoosa, Murray and Whitfield
  Inc.                                    and Residential                               Counties, GA
                                          Collection and
                                          Recycling
L&M Garbage Service            1998       Residential Collection     Durham, NC         Durham County, NC
                                          and Recycling

 1998 ACQUISITIONS

     On December 2, 1998, the Company acquired the solid waste collection and new home construction cleanup business of Curb Appeal New Home Services, Inc., located in Apex, North Carolina, for approximately $800,000 in cash (a portion of which is payable only if the acquired business achieves certain service revenue targets). This "tuck-in" acquisition increases the Company's route density and complements its current operations in Wake County, North Carolina.

     On October 7, 1998, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection and recycling business of C&M Carting Company, Inc., located in Wytheville, Virginia, for approximately $1.36 million in cash. This acquisition further expands the Company's operations in Virginia.

     On September 10, 1998, the Company acquired, in exchange for approximately $10.0 million in cash plus 706,730 shares of Company Common Stock valued at approximately $13.5 million, all of the outstanding stock of TransWaste Services, Inc., a Georgia corporation engaged in solid waste collection and the development, ownership and operation of four transfer stations and a landfill in Albany, Georgia. This acquisition expands the Company's operations in Georgia.

     On August 28, 1998, the Company acquired, in exchange for 388,311 shares of Company Common Stock valued at approximately $8.5 million, all of the outstanding stock of Railroad Avenue Disposal, Inc., a Mississippi corporation that owns and operates a Class I rubbish pit and sand and gravel operation in northwest Mississippi. This acquisition complements the Company's solid waste collection operations in and around Memphis, Tennessee.

     On August 28, 1998, the Company acquired, in exchange for approximately $7.6 million in cash plus 22,474 shares of Company Common Stock valued at approximately $500,000, certain assets of Greater Atlanta Sanitation, Inc., a solid waste collection business in and around Atlanta, Georgia. This acquisition further expands the Company's operations in Georgia.

     On June 30, 1998, the Company exchanged 330,000 shares of its Common Stock with a fair value of approximately $7.4 million for all of the issued and outstanding shares of common stock of Reliable Trash Service, Inc., a Maryland corporation based in Columbia, Maryland and engaged in the solid waste collection business in Tidewater Virginia. This acquisition further expands the Company's operations in Virginia.

     On June 16, 1998, the Company exchanged 21,344 shares of its Common Stock with a fair value of approximately $449,000 for all of the issued and outstanding shares of common stock of Dumpsters, Inc., a Tennessee corporation engaged in the industrial solid waste collection business in and around Memphis, Tennessee. This "tuck-in" acquisition complements the recent ECO Services, Inc. acquisition, increasing the Company's route density in the Shelby County, Tennessee.

     On May 13, 1998, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection business of Cumberland Waste Disposal, LLC, located in Crossville, Tennessee, for approximately $3.3 million in cash. This acquisition further expands the Company's operations in Tennessee.

     On March 31, 1998, the Company exchanged 300,933 shares of its Common Stock with a fair value of approximately $5.75 million for all of the issued and outstanding shares of common stock of ECO Services, Inc., a Georgia corporation based in Olive Branch, Mississippi and engaged in the solid waste collection business in Mississippi, Tennessee and Arkansas. This acquisition expands the Company's operations into western Tennessee, as well as Mississippi and Arkansas.

     On March 31, 1998, the Company exchanged 19,622 shares of its Common Stock with a fair value of approximately $375,000 for all of the issued and outstanding shares of common stock of Air Cargo Services, Inc., a North Carolina corporation engaged in the business of collection and processing of recyclables, intermediate transportation of solid waste, and local and long distance freight pick-up and delivery in Raleigh and Greensboro, North Carolina. This "tuck-in" acquisition increases the Company's route density and expands its business into complementary transportation and freight operations.

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

     The Company primarily used borrowings under its revolving credit facility to fund acquisitions during 1998.


     RECENT DEVELOPMENTS

     On January 14, 1999, the Company acquired its third landfill site, together with a related waste hauling business, from Waste Services of Decatur, LLC, a solid waste services company located in Decatur County, Tennessee, for approximately $12.4 million in cash. The 34-acre landfill has 88 permitted acres with an estimated airspace capacity of more than 16 million cubic yards and receives waste from six surrounding counties (Chester, Hardin, Henderson, McNairy, Perry and Wayne) and five transfer stations, two of which are operated by the Company. The Company acquired the right to purchase the Decatur landfill and other assets from Liberty Waste Services, LLC ("Liberty"), a waste services development enterprise, for which the Company will pay Liberty certain management and other fees based on revenues generated by the Decatur operation. The acquisition of the Decatur landfill and other assets expands the Company's operations in western Tennessee and is one component of a long-range plan for the Company and Liberty to jointly develop landfill-based waste disposal operations in Tennessee, Kentucky and northern Mississippi over the next two years. As part of the Company's relationship with Liberty, the Company sold 183,000 shares of its unregistered Common Stock to Liberty for $3.25 million, which it has committed to register for resale. The Company has also agreed to loan Liberty up to $11.5 million to be used to develop landfill-based waste disposal operations which the Company has the option to purchase at prices to be determined according to an agreed-upon formula. As of March 26, 1999, Liberty had borrowed $11.5 million under this arrangement.

     On February 12, 1999, the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection and recycling business of Clary's Container Corporation, located in Max Meadows, Virginia for approximately $1.29 million in cash. This "tuck-in" acquisition further expands the Company's operations in Virginia.

     In addition the Company has entered into letters of intent to acquire two landfills in new markets in the Southeastern U.S. for an aggregate of approximately $8.6 million in cash. These acquisitions, which the Company expects to complete in the near future, will increase the number of landfills owned by the Company to five and further the Company's plans to expand its operations in new markets in the Southeastern U.S.


CONTRACTS PROGRAM

     The Company currently has approximately 153 municipal contracts. The Company believes that opportunities for gaining larger contracts are increasing due to trends among municipalities to privatize or outsource solid waste services. In most cases, only larger disposal services companies such as the Company are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, the Company's management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. The Company engages in extensive due diligence using its advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. The Company's regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. The Company may be required to bid for renewal of a contract previously awarded to the Company, or in certain cases to renegotiate the contract as a result of changed market conditions. During 1998, the Company retained over 65% of its municipal contracts that were up for bid or renewal.


SERVICES

     COMMERCIAL, INDUSTRIAL AND RESIDENTIAL WASTE SERVICES

     The Company provides commercial and industrial collection and disposal services under one-year to five-year service agreements. Fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve the Company's operating efficiencies and, through consolidation of these volumes, the Company can negotiate more favorable disposal prices. The Company's commercial and industrial customers utilize portable containers for storage thereby enabling the Company to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. The Company provides two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services provided by the Company and for an additional fee under its waste services contract, the Company installs stationary compactors that compact waste prior to collection are installed on the premises of a substantial number of large volume customers. No single commercial or industrial contract is individually material to the Company's results of operations.

     The Company's residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant the Company the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. The Company had approximately 153 municipal contracts in place as of December 31, 1998. No single municipal or other residential contract is individually material to the Company's results of operations. Municipal contracts in the Company's market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service.


     TRANSFER STATION SERVICES

     The 20 transfer stations operated by the Company receive, compact and transfer solid waste to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by:

     (1) providing access to multiple landfills;

     (2) improving utilization of collection personnel and equipment;

     (3) concentrating the waste stream to gain leverage in negotiating for more favorable disposal rates; and

     (4) building relationships with municipalities that can lead to opportunities for additional business in the future.

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

     The Company owns four of the transfer stations it operates, and operates the remaining 16 transfer stations pursuant to operating agreements. These operating agreements have terms ranging from annual one-year renewals to an indefinite period. The Company generally receives a fixed monthly operating fee for its services under these agreements, together with a variable fee based upon the number of hauls made by the Company from the station. Approximately 55% of waste directed to the transfer stations operated by the Company is delivered by third parties, who pay the Company a fee based on the tonnage delivered. Control of these third-party waste streams coupled with the Company's waste stream adds to the bargaining power exerted by the Company in its negotiations for favorable solid waste disposal rates with landfill operators.


     RECYCLING SERVICES

     Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. The Company believes that recycling will continue to be an important component of local and state solid waste management plans as a result of the public's increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. The Company offers commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. The Company operates approximately 100 convenience sites located in 13 counties in its market area where residents can dispose of recyclables. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of four Company-operated facilities for processing prior to resale.

     During the last five years, the Company has invested approximately $5 million in infrastructure to develop regionally located recycling facilities and equipment. Through these facilities, the Company recycles office paper, cardboard, aluminum and steel cans, plastic, glass, pallets and yard waste. In 1998, less than 4% of the Company's waste stream was recycled. Through a centralized effort, the Company resells recycled waste products using commercially reasonable practices and seeks to manage commodity-pricing risk by spreading the risk among its customers. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions. Accordingly, the Company's results of operations will be affected, and may be affected materially, by changing resale prices or demand for certain recyclable commodities, particularly wastepaper. These changes may also contribute to significant variability in the Company's period-to-period results of operations.


     CONVENIENCE SITES AND OTHER SPECIALIZED SERVICES

     In 1982, the Company developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which Company personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and adjacent to recreational areas, the Company believes that county and local governments will contract for these sites to be strategically located. The Company operates approximately 100 convenience sites.

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

     The Company delivers its waste services from branch locations, in contiguous service areas, which permit the Company's branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated region is overseen by a regional manager, who is typically located at one of the Company's branch facilities. As of December 31, 1998, the branch network was divided into the six regions set forth below:



                      CAROLINAS REGION
-------------------------------------------------------------
       CENTRAL                 SOUTH               WEST           MISSISSIPPI VALLEY       TENNESSEE VALLEY
---------------------   ------------------   ----------------   ----------------------   -------------------
 Durham, NC             Wilmington, NC       Graham, NC         Olive Branch, MS (2)     Chattanooga, TN
 Elizabeth City, NC     Bolivia, NC          Greensboro, NC                              Crossville, TN
 Garner, NC             Charleston, SC       Henderson, NC                               Dalton, GA
 Goldsboro, NC          Conway, SC           Oxford, NC                                  Lilburn, GA
 Greenville, NC         Sumter, SC           Wytheville, VA                              Easley, SC
 Hope Mills, NC                                                                          Alpharetta, GA
 Kinston, NC                  COASTAL                                                    Dawson, GA
                        ------------------                                               Americus, GA
 Morrisville, NC        Newport, NC                                                      Warner Robbins, GA
 Rocky Mount, NC        Jacksonville, NC                                                 Douglas, GA
 Wilson, NC
 Norfolk, VA

     The managerial philosophy of the Company centers on the principle that customers' needs can best be served at the local level by a staff of well-trained personnel led by a branch manager. Each branch manager is responsible for implementing sales programs, maintaining service quality, promoting safety in the branch's operations and overseeing the day-to-day operations for the branch, including contract administration. Branch managers also assist regional managers in identifying potential acquisition candidates. Frequently, the branch manager is also the branch facility's sales manager; but in larger market areas, branch facilities will have one or more sales persons. Branch managers are compensated based on the performance of their branch. Each branch manager reports to a regional manager or Vice President, who reports directly to the Company's President.

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


     SUPPORT SERVICES

     In order to ensure focus at the branch facility level and to support branch operations, the Company established its Support Services Team during 1995. Support services include:

     (1) safety and training services;

     (2) risk management;

     (3) capital expenditure evaluation;

     (4) human resources services;

     (5) equipment maintenance;

     (6) location of most economical disposal facilities;

     (7) purchasing;

     (8) sales and marketing support;

     (9) productivity analysis;

     (10) research and development services; and

     (11) acquisition due diligence.

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


     LANDFILL AND OTHER DISPOSAL ALTERNATIVES

     Waste Industries currently uses approximately 100 landfill disposal sites in the markets it serves. At December 31, 1998, the Company owned and operated two of these landfill sites. The Company has financial obligations relating to closure and post-closure or remediation costs (long-term care) for the landfill sites it now owns and operates, and the Company's obligations for such costs will increase if the Company decides to develop or acquire additional landfill sites in the future.

     Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The Company estimates these future cost requirements based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 1998, the Company estimates the total costs to be approximately $1.7 million for remediation, final closure of its operating facilities and post-closure monitoring costs. The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $275,000 and $263,122 for such projected costs at December 31, 1997 and 1998, respectively. The Company provides accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills the Company may acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that the Company's ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

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

     The Company may decide to acquire additional landfills or it may develop additional landfills or partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. In its current markets, such action would be pursued if the Company believed that ownership or operation of a landfill in a particular market would provide significant cost benefits compared to its traditional system of consolidating waste and negotiating favorable disposal rates. In a new market, the Company may become a landfill owner or operator if that market lacks the amount of disposal capacity that the Company has experienced in its current markets.

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

     No single Company customer accounted for more than 4% of the Company's revenues in 1998. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operations.


COMPETITION

     The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes three large national waste companies: Waste Management, Inc.; Browning-Ferris Industries, Inc.; and Allied Waste Industries, Inc. There are several other public companies in the industry with annual revenue in excess of $100 million, including Republic Industries, Inc., Superior Services, Inc. and Waste Connections, Inc. The Company competes with a number of these and other regional and local companies, including publicly or privately owned providers of incineration services.

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

EMPLOYEES

     At December 31, 1998, the Company employed approximately 1,500 full-time employees. None of the Company's employees are represented by unions, and the Company has no knowledge of any organizational efforts among its employees. The Company has experienced low turnover among its employees and believes that its relations with its employees are good. The Company is highly dependent upon the services of the members of its management team, the loss of any of whom may have an adverse effect on the Company.


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

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. At December 31, 1998, the Company had provided customers and various regulatory authorities with bonds and letters of credit of approximately $0.5 million to secure its obligations. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.


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

     The Company's facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

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


ITEM 2. PROPERTY AND EQUIPMENT

     The Company's principal executive offices are located at 3949 Browning Place, Raleigh, North Carolina, where it currently leases approximately 13,000 square feet of office space.

     The principal property and equipment of the Company consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. The Company owns or leases real property in the states in which it does business. At December 31, 1998, the Company operated 35 branch collection locations, 20 transfer stations, seven recycling facilities and two landfills aggregating approximately 155 acres.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                              EXECUTIVE OFFICERS

     As of March 24, 1999, the executive officers of the Company were as follows:



NAME                              AGE    POSITION(S)
------------------------------   -----   ------------------------------------------------
Lonnie C. Poole, Jr ..........    61     Chairman, Chief Executive Officer and Director
Jim W. Perry .................    54     President, Chief Operating Officer and Director
Stephen C. Shaw ..............    39     Vice President, Finance and Assistant Secretary

     LONNIE C. POOLE, JR. founded the Company in 1970 and has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since that time. Mr. Poole holds a B.S. in Civil Engineering from North Carolina State University and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Poole has more than 28 years' experience in the solid waste industry. He has served in the Environmental Industry Association, a non-profit business association established to, among other things, inform, educate and assist its members in cost-effective, safe and environmentally responsible management of waste ("EIA", formerly the National Solid Waste Management Association or the "NSWMA"), in the following positions: Chairman, Vice-Chairman, Board Member. In addition, Mr. Poole has served in the EIA Research and Education Foundation as Chairman and now is a member of its Board of Directors. Mr. Poole was inducted into the EIA Hall of Fame in 1994.

     JIM W. PERRY joined the Company in 1971 and has served as the Company's President and Chief Operating Officer since 1987 and as a director since 1974. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 28 years' experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

     STEPHEN C. SHAW joined the Company in 1985 and has served as the Company's Vice President, Finance since 1991. Mr. Shaw had served as the Company's controller since 1985. He is a Certified Public Accountant and holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill. Mr. Shaw has more than 13 years' experience in the solid waste industry.

     None of the executive officers, directors or other key employees of the Company is related to any other executive officer, director or other such key employee, except that Lonnie C. Poole, Jr. and Lonnie C. Poole, III are father and son.


OTHER KEY EMPLOYEES

     The following table sets forth certain information concerning the other key employees of the Company as of March 24, 1999:



NAME                               AGE    POSITION(S)
-------------------------------   -----   --------------------------------------------------
Lonnie C. Poole, III ..........   37      Vice President and Director of Support Services
Richard D. Lauck ..............   53      Vice President -- Carolinas Region
Thomas C. Cannon ..............   49      Vice President -- Georgia/Tennessee Valley Region
James J. Becher ...............   49      Vice President -- Mississippi Valley Region

     LONNIE C. POOLE, III has served as the Company's Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as the Company's Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr. Mr. Poole has more than nine years' experience in the solid waste industry.

     RICHARD D. LAUCK has served as a Vice President of the Company since March 1998. From November 1995 until March 1998, he served as the Company's Central Regional Manager. Prior to joining the Company, Mr. Lauck worked for 14 years with Waste Management, Inc., where he held various operational positions including General Manager, Vice President and Region Manager. Mr. Lauck holds a B.S. degree, specializing in Marketing, from the University of Northern Colorado and an M.S. from Colorado State University. Mr. Lauck has more than 17 years' experience in the solid waste industry.

     THOMAS C. CANNON has served as a Vice President of the Company since September 1998. Mr. Cannon joined the Company during its acquisition of TransWaste Services, Inc. He holds a B.B.A. in Industrial Management from the

University of Georgia and has done graduate work in Accounting at Georgia Southwestern College. Mr. Cannon has 5 years of experience in the solid waste industry.

     JAMES J. BECHER has served as a Vice President of the Company since March 1998. He joined the Company in 1986 as a Branch Manager. Mr. Becher holds a B.A. in History from Guilford College in North Carolina. He has 13 years' experience in the solid waste industry.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) Price Range of Common Stock
     The Company's Common stock trades on the Nasdaq National Market under the symbol "WWIN". The following sets forth the quarterly high and low bid prices from June 13, 1997 (the date trading commenced) through December 31, 1998 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions.



1997                                      HIGH        LOW
-------------------------------------- ---------- ----------
  June 13, 1997 through June 30, 1997   $    18    $15 7/8
  Third Quarter ......................  $27 3/4    $17 1/4
  Fourth Quarter .....................  $24 1/8    $17 3/4


1998
--------------------------
  First quarter ....................... $21 1/4    $15 1/4
  Second quarter ...................... $22 3/4    $16 1/8
  Third quarter ....................... $    24    $    19
  Fourth quarter ...................... $25 5/8    $16 1/2

     (b) Approximate Number of Equity Security Holders
     As of March 26, 1999, the number of record holders of the Company's Common Stock was 102 and the Company believes that the number of beneficial owners was more than 400.
     (c) Dividends

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

     (d) Recent Sales of Unregistered Securities

     The Company did not sell any equity securities during the quarter ended December 31, 1998.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1996, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1994 and 1995 and the consolidated balance sheet data as of December 31, 1994, 1995 and 1996 are derived from financial statements not included in this Annual Report on Form 10-K.

                                                                         YEAR ENDED DECEMBER 31, (1)(2)
                                                          ------------------------------------------------------------
                                                              1994         1995        1996        1997        1998
                                                          ------------ ----------- ----------- ----------- -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service revenues ........................................  $  79,451    $ 96,051    $ 104,509   $ 127,581   $ 169,527
Equipment sales .........................................      1,909       2,080        1,769       1,601       1,732
                                                           ---------    --------    ---------   ---------   ---------
Total revenues ..........................................     81,360      98,131      106,278     129,182     171,259
Cost of service operations ..............................     44,259      56,697       65,341      78,316     103,523
Cost of equipment sales .................................      1,888       1,646        1,240       1,171       1,268
                                                           ---------    --------    ---------   ---------   ---------
Total cost of operations ................................     46,147      58,343       66,581      79,487     104,791
Selling, general and administrative .....................     19,578      19,822       20,191      24,564      28,496
Depreciation and amortization ...........................      8,451       8,939        9,307      11,797      16,981
Merger costs and start-up costs .........................         --          --           --          --         926
                                                           ---------    --------    ---------   ---------   ---------
Operating income ........................................      7,184      11,027       10,199      13,334      20,065
Interest expense ........................................     (2,193)     (2,399)      (2,497)     (3,021)     (4,812)
Interest income .........................................        334         430          806         634         631
Other income ............................................         --          --           --          --          --
                                                           ---------    --------    ---------   ---------   ---------
Income before income taxes ..............................      5,325       9,058        8,508      10,947      15,884
Income taxes ............................................         --          --           --       7,011       5,606
                                                           ---------    --------    ---------   ---------   ---------
Net income -- historical basis ..........................  $   5,325    $  9,058    $   8,508   $   3,936   $  10,278
                                                           =========    ========    =========   =========   =========
Earnings per share -- historical basis:
  Basic .................................................  $    0.50    $   0.85    $    0.80   $    0.34   $    0.80
                                                           =========    ========    =========   =========   =========
  Diluted ...............................................       0.50        0.85         0.78        0.33        0.77
                                                           =========    ========    =========   =========   =========
Pro forma income before income taxes (3) ................  $   5,325    $  9,058    $   8,508   $  10,947   $  15,884
Pro forma income taxes (3) ..............................      2,161       3,632        3,434       4,202       5,803
                                                           ---------    --------    ---------   ---------   ---------
Pro forma net income (3) ................................  $   3,164    $  5,426    $   5,074   $   6,745   $  10,081
                                                           =========    ========    =========   =========   =========
Pro forma earnings per share (3):
  Basic .................................................  $    0.30    $   0.51    $    0.48   $    0.58   $    0.78
                                                           =========    ========    =========   =========   =========
  Diluted ...............................................       0.30        0.51         0.47        0.56        0.76
                                                           =========    ========    =========   =========   =========
Weighted-average shares outstanding:
  Basic .................................................     10,625      10,625       10,660      11,709      12,875
                                                           =========    ========    =========   =========   =========
  Diluted ...............................................     10,657      10,660       10,880      12,068      13,266
                                                           =========    ========    =========   =========   =========
Other Operating Data:
Net cash provided by operating activities ...............  $  14,865    $ 18,717    $  17,340   $  22,949   $  27,927
Net cash used in investing activities ...................    (11,788)     (8,912)     (15,688)    (59,284)    (57,097)
Net cash provided by (used in) financing activities .....     (2,764)     (9,336)      (1,973)     35,431      31,660
EBITDA (4) ..............................................     15,969      20,396       20,312      25,765      37,677
Balance Sheet Data:
Cash and cash equivalents ...............................  $   2,401    $  2,400    $   2,145   $   1,176   $   3,665
Working capital (deficit) ...............................     (3,466)      2,214        1,998       1,635       6,943
Property and equipment, net .............................     36,726      36,700       43,233      65,044      88,801
Total assets ............................................     53,330      54,167       63,140     113,417     176,201
Long-term debt, net of current maturities ...............     24,216      28,349       34,526      50,788      86,465
Shareholders' equity ....................................  $  13,370    $ 14,554    $  15,138   $  41,167   $  64,663

---------
(1) Effective April 1, 1996, Waste Industries completed a corporate reorganization in which Waste Enterprises, Inc., Waste Industries East, Inc., Waste Industries South, Inc., Waste Industries West, Inc., KABCO, Inc., Conway 378, Inc. and AmLease, Inc. were merged with and into Waste Industries. Simultaneously, certain real estate properties previously leased to Waste Industries by Property Management Group, a partnership of certain shareholders of Waste Industries were transferred to Waste Industries. These transactions were accounted for at historical cost in a manner similar to that in pooling-of-interests accounting. Accordingly, Waste Industries' financial statements have been restated to include these accounts and transactions for all periods presented.

(2) On June 16, 1998, the Company exchanged 21,344 shares of its common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc. On June 30, 1998, the Company exchanged 330,000 shares of its common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc. On August 28, 1998, the Company exchanged 388,311 shares of its common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests. Accordingly, the Company has restated its previously issued consolidated financial statements as of and for each of the four years in the period ended December 31, 1997.

(3) For each of the fiscal years presented through 1996 (and for the period from January 1, 1997 to May 8, 1997), the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. Additionally, certain companies acquired in poolings-of-interests transactions were previously taxed as S Corporations. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following presentation of management's discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information appearing elsewhere in this report.


OVERVIEW

     Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama and Georgia.

     From 1990 through 1998, the Company acquired, either by merger or asset purchase, 36 solid waste collection operations. Thirty-one of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The ECO Services, Inc. and Air Cargo Services, Inc. acquisitions, which were both common control mergers, and the Railroad Avenue Disposal, Inc., Reliable Trash Service, Inc. and Dumpsters, Inc. acquisitions, which were all pooling-of-interests transactions, have been included in the Company's financial statements for all periods presented. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

     From 1986 until May 8, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. Primarily to provide funds for tax obligations payable by its shareholders on account of the Company's income in 1996 and 1997, the Company made cash distributions of approximately $1.8 million to its shareholders. In connection with its conversion from S Corporation to C Corporation status in May of 1997, the Company effected an S Corporation distribution (consisting of approximately $1.5 million in cash payments) to the Company's S Corporation shareholders. The remaining S Corporation retained earnings of approximately $8.5 million have been reclassified to additional capital. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date.


RECENT DEVELOPMENTS

     POOLING-OF-INTERESTS TRANSACTIONS

     The Company has restated the previously issued consolidated statements of operations for the years ended December 31, 1997 and 1996, the consolidated balance sheet as of December 31, 1997 and related footnotes to reflect the following acquisitions accounted for as poolings-of-interests:

   o On June 16, 1998, the Company exchanged 21,344 shares of its common stock with a fair value of approximately $449,000 for all of the issued and outstanding shares of common stock of Dumpsters, Inc. ("Dumpsters"), a Tennessee corporation engaged in the industrial solid waste collection business in and around Memphis, Tennessee.

   o On June 30, 1998, the Company exchanged 330,000 shares of its common stock with a fair value of approximately $7.4 million for all of the issued and outstanding shares of common stock of Reliable Trash Service, Inc. ("RTS"), a Maryland corporation based in Columbia, Maryland and engaged in the solid waste collection business in Tidewater Virginia.

   o On August 28, 1998, the Company acquired, in exchange for 388,311 shares of Company common stock valued at approximately $8.5 million, all of the outstanding stock of Railroad Avenue Disposal, Inc. ("RAD"), a Mississippi corporation that owns and operates a Class I rubbish pit in northwest Mississippi.


     PURCHASE TRANSACTIONS

     During 1998, the Company acquired eight waste collection and disposal services businesses to expand its operations. Total consideration paid approximated $41.7 million, including the issuance of 729,204 shares of the Company's common stock with a fair value of approximately $14.0 million. Cash consideration paid was funded primarily with borrowings under the Company's long-term bank notes payable. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting. Tangible net assets acquired approximate $7.2 million.


     COMMON CONTROL MERGERS

     On March 31, 1998, the Company exchanged 320,555 shares of its common stock for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air Cargo Services, Inc. ("ACS"). Certain of the Company's executive officers, who are also Company shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, all assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling-of-interests accounting (see Note 1 to the Consolidated Financial Statements). The Company's financial statements have been restated to include the accounts and operations for all periods presented.



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

     The Company currently operates approximately 100 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since the Company is paid regularly by the local government. The Company also operates seven recycling processing facilities as part of its collection and transfer operations where it collects, processes, sorts and recycles paper products, aluminum and steel cans, pallets, certain plastics, glass, and certain other items. The Company's recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, the Company resells recycled commodities using commercially reasonable practices and seeks to manage commodity pricing risk by spreading the risk among its customers. The Company also operates curbside residential recycling programs in connection with its residential collection operations in most of the communities it serves.

     Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. As of December 31, 1998, the Company operated 20 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. Eight of these transfer stations were opened during 1998, a 67% increase over prior years. As of December 31, 1998, the Company owned two landfill sites. In the first quarter of 1999, the Company acquired its third landfill site as well as two additional transfer stations. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, royalties to former owners, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

     The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At December 31, 1998, the Company had recorded $519,000 of capitalized land acquisition costs in connection with the development of a new LCID landfill and $56,000 relating to pending acquisitions.

     Selling, general and administrative ("SG& A") expenses include management salaries, clerical and administrative overhead, professional services, costs associated with the Company's marketing and sales force and community relations expense.

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

     The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's statements of income:



                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                     1996        1997        1998
                                                 ----------- ----------- -----------
   Total revenues ..............................     100.0%      100.0%      100.0%
   Service revenues ............................      98.3        98.8        99.0
   Equipment sales .............................       1.7         1.2         1.0
                                                     -----       -----       -----
   Total cost of operations ....................      62.6        61.5        61.2
   Selling, general and administrative .........      19.0        19.0        16.6
   Depreciation and amortization ...............       8.8         9.1         9.9
   Merger and start-up costs ...................        --          --          .5
                                                     -----       -----       -----
   Operating income ............................       9.6        10.4        11.8
   Interest expense ............................     ( 2.3)      ( 2.3)      ( 2.8)
   Other income ................................        .7          .5          .3
                                                     -----       -----       -----
   Income before income taxes ..................       8.0         8.6         9.3
   Pro forma income taxes (1) ..................       3.2         3.4         3.4
   Pro forma net income (1) ....................       4.8%        5.2%        5.9%

---------
(1) For each of the fiscal years presented through 1996 (and for the period from January 1, 1997 to May 8, 1997), the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S Corporations. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     REVENUES. Total revenues increased $42.1 million, or 32.6%, to $171.3 million in 1998 from $129.2 million in 1997. This increase was primarily attributable to the following two factors: (1) the effect of a full year of revenues from the seven businesses acquired in 1997, as well as a partial year of results from thirteen businesses acquired in 1998; and (2), increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions, totaling approximately 11%. Price increases in 1998 for the Company's solid waste collection and disposal services contributed approximately 1% to 1998 revenues.

     COST OF OPERATIONS. Total cost of operations increased $25.3 million to $104.8 million in 1998 from $79.5 million in 1997. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1997 and 1998. Total cost of operations as a percentage of revenues decreased to 61.2% in 1998 from 61.5% in 1997.

     SG&A. SG&A expenses increased $3.9 million to $28.5 million in 1998 from $24.6 million in 1997. As a percentage of revenues, SG&A decreased to 16.6% in 1998 from 19.0% in 1997. This decrease was primarily the result of synergy achieved through acquisitions.

     MERGER AND START-UP COSTS. Merger costs related to poolings-of-interest transactions totaled approximately $818,000 ($519,000 after-tax, or $0.04 per share) and consisted primarily of professional fees. During 1998, the Company incurred nonrecurring start-up costs related to deployment of service equipment and personnel associated with a new service contract of approximately $108,000 ($69,000 after-tax, or $0.01 per share). These merger and start-up costs had been expended at December 31, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $5.2 million to $17.0 million in 1998 from $11.8 million for the prior year. The principal reason for the increase was depreciation of the additional property and equipment acquired and put into service due to higher collection volumes, and depreciation of the additional assets of businesses acquired during 1997 and 1998. Depreciation and amortization, as a percentage of revenues, increased to 9.9% in 1998 from 9.1% in 1997, primarily as a result of acquisitions in 1997 and 1998.

     INTEREST EXPENSE. Interest expense increased $1.8 million to $4.8 million in 1998 from $3.0 million in 1997. This increase was due to the higher level of average annual outstanding indebtedness, partially offset by a decrease in interest rates. Interest expense as a percentage of revenues increased to 2.8% in 1998 from 2.3% in 1997.

     PRO FORMA INCOME TAXES AND NET INCOME. From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. In accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the financial statements give effect to the recognition of deferred tax assets of $800,000 and the assumption of a deferred tax liability of $5,100,000 as a result of the Company's S Corporation election.

     Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

     Pro forma income taxes increased $1.6 million, or 38.1%, to $5.8 million in 1998 from $4.2 million in 1997. The Company's pro forma effective tax rate decreased to 36.5% in 1998 from 38.4% in 1997. This decrease is primarily attributable to state targeted jobs tax credits, which the Company had not been historically qualified to receive. As a percentage of revenues, pro forma income taxes remained flat at 3.4%.

     Pro forma net income increased $3.3 million, or 49.5%, to $10.1 million in 1998 from $6.8 million in 1997. This increase was primarily attributable to the increase in revenues and the decrease in SG&A as a percent of sales, as discussed above. As a percentage of revenues, pro forma net income taxes increased to 5.9% in 1998 from 5.2% in 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES. Total revenues increased $22.9 million, or 21.6%, to $129.2 million in 1997 from $106.3 million in 1996. This increase was primarily attributable to the following two factors: (1) the effect of a full year of revenues from the four businesses acquired in 1996, as well as a partial year of results from seven businesses acquired in 1997; and (2) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions, totaling approximately 10%. Price increases in 1997 for the Company's solid waste collection and disposal services contributed approximately 1% to increased 1997 revenues.

     COST OF OPERATIONS. Total cost of operations increased $12.9 million, or 19.4%, to $79.5 million in 1997 from $66.6 million in 1996. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1996 and 1997. Total cost of operations as a percentage of revenues decreased to 61.5% in 1997 from 62.6% in 1996. This decrease was primarily the result of increased route density and synergy achieved through acquisitions.

     SG&A. SG&A expenses increased $4.4 million to $24.6 million in 1997 from $20.2 million in 1996. As a percentage of revenues, SG&A remained constant at 19.0% in 1997 and 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.5 million to $11.8 million in 1997 from $9.3 million for the prior year. The principal reason for the increase was depreciation of the additional property and equipment acquired and put into service due to higher collection volumes, and depreciation of the additional assets of businesses acquired during 1996 and 1997. Depreciation and amortization, as a percentage of revenues, increased to 9.1% in 1997 from 8.8% in 1996, primarily as a result of acquisitions in 1996 and 1997.

     INTEREST EXPENSE. Interest expense increased $0.5 million to $3.0 million in 1997 from $2.5 million in 1996. This increase was due to the higher level of average annual outstanding indebtedness, partially offset by a decrease in interest rates. Interest expense as a percentage of revenues remained relatively constant at 2.3% in 1997 and 1996.

     PRO FORMA INCOME TAXES AND NET INCOME. From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company. The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. In accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the financial statements give effect to the recognition of deferred tax assets of $800,000 and the assumption of a deferred tax liability of $5,100,000 as a result of the Company's S Corporation election on May 9, 1997.

     Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

     Pro forma income taxes increased $0.8 million, or 22.4%, to $4.2 million in 1997 from $3.4 million in 1996. The Company's effective tax rate decreased to 38.4% in 1998 from 40.4% in 1997. As a percentage of revenues, pro forma income taxes increased to 3.4% in 1997 from 3.2% in 1996.

     Pro forma net income increased $1.7 million, or 32.9%, to $6.7 million in 1997 from $5.0 million in 1997. This increase was primarily attributable to the increase in revenues as discussed above. As a percentage of revenues, pro forma net income taxes increased to 5.2% in 1997 from 4.8% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1998 was $6.9 million, compared to $1.6 million at December 31, 1997. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds and the proceeds of its intial public offering in June 1997, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1999. The Company has a revolving credit facility with BB&T allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital. As of February 2, 1999, the Company has established three $25 million term loan facilities and a $25 million shelf facility with Prudential Insurance Company of America ("Prudential"). As of March 25, 1999, approximately $32.8 million was outstanding under the BB&T facility, which matures November 2002, and the Company had fully drawn down the three Prudential term facilities, leaving the Company with an uncommitted shelf facility of $25 million. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 6.68% at December 31, 1998. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal. As of December 31, 1998, the Company had a compensating balance arrangement with BB&T for $379,000.

     On September 17, 1998, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 2,000,000 shares of the Company's Common Stock. As of December 31, 1998, none of these shares had been issued.

     Net cash provided by operating activities totaled $27.9 million for the year ended December 31, 1998, compared to $22.9 million for the year ended December 31, 1997. This increase was caused principally by net income and depreciation and amortization, partially offset by the $4.3 million effect of change in tax status in 1997. Net cash provided by operations in 1997 increased to $22.9 million from $17.3 million in 1996. This increase was caused principally by the increases in depreciation and amortization, the income tax effect of a change in tax status, and provision for deferred income taxes, and a decrease in inventories, which was partially offset by a decrease in net income.

     Net cash used in investing activities totaled $57.1 million for the year ended December 31, 1998, compared to $59.3 million in for the year ended December 31, 1997. This decrease was caused principally by a reduction in cash consideration paid for acquisitions of related businesses, which was partially offset by an increase in purchases of property and equipment. Net cash used in investing activities totaled $59.3 million for 1997 compared to $15.7 million in 1996. This increase in 1997 compared to 1996 was caused principally by the acquisition of related businesses and purchases of property and equipment.

     Capital expenditures were $30.0 million in 1998 and $24.1 million in 1997. The Company expects to spend approximately $27.5 million on capital expenditures in 1999, including an estimated $19.5 million for vehicle and equipment additions and replacements, $1.0 million for expansion of transfer station services and $7.0 million for facilities, additions and improvements. The Company expects to fund its 1999 capital expenditures through internally generated funds and borrowings under its currently existing credit facilities. However, for the Company to pursue its growth strategy of acquiring solid waste collection and disposal businesses, it may require substantial capital expenditures in addition to those it currently estimates. For example, the Company may have to make significant expenditures to obtain permits for any newly acquired disposal facilities, to bring them into compliance with applicable regulations or to expand their available disposal capacity. The Company cannot estimate the amount of these expenditures because they will depend on circumstances particular to each facilities acquisition.

     Net cash provided by financing activities totaled $31.7 million for the year ended December 31, 1998, compared to $35.4 million provided by financing activities for the year ended December 31, 1997. This decrease was primarily attributable to net proceeds from the Company's 1997 initial public offering of $23.2 million, which was partially offset by an increase in net borrowings under long-term debt and a decrease in cash distributions to shareholders. Net cash provided by financing activities for 1997 was $35.4 million, compared to net cash used in financing activities of $2.0 million for 1996. The difference between the 1997 and 1996 amounts was primarily attributable to: the Company's 1997 initial public offering, which resulted in net proceeds to the Company of $23.2 million; and net borrowings under long-term debt.

     At December 31, 1998, the Company had approximately $88.3 million of long-term and short-term borrowings outstanding and approximately $540,500 in letters of credit. At December 31, 1998, the ratio of the Company's long-term debt to total capitalization was 57.2% compared to 55.2% at December 31, 1997. The Company used the net proceeds from its initial public offering to repay revolving bank debt.

     Although there can be no assurances, the Company believes that its existing cash and financing arrangements, together with internally generated funds, will be sufficient to allow the Company to meet its cash requirements related to its operating and capital requirements for 1999.


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

     As of December 31, 1998, the Company had substantially completed testing of information technology ("IT") systems with the assistance of software specialists and consultants. Based on these tests, the Company has determined that there are no current Year 2000 problems related to processing within these IT systems. Going forward, the Company will evaluate the need, if any, for further testing based on both hardware and software additions.

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

     The Company has incurred approximately $10,000 of Year 2000 project expenses to date for IT and non-IT systems. The expenses were funded by cash generated from operations. Future expenses are expected to be approximately $10,000. Total Year 2000 expenses are expected to be approximately 2% of the Company's 1999 IT budget. These expectations are based on future hardware and software modifications, if any, and the planned testing of the Company's personal computers. Such testing of the Company's personal computers is scheduled for completion during the first half of 1999. Such cost estimates are based on presently available information and actual costs may materially differ from such expectations as the Company continues to evaluate Year 2000 issues. Furthermore, the Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Other IT projects within the Company have not been delayed as a result of the Company's Year 2000 activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

     The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at December 31, 1998 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates.

                            Expected Maturity Dates
                 (Amounts in thousands except for percentages)



                     1999       2000        2001        2002        2003      THEREAFTER       TOTAL
                    ------   ---------   ---------   ---------   ---------   ------------   ----------
Fixed Rate
  7.28% .........    $--      $3,751      $3,751      $ 3,751     $3,751        $ 9,996      $25,000
  6.96% .........     --          --          --        3,751      3,751         17,858       25,000
  7.00% .........     --         215         140           88         22             --          465
Variable Rate
  6.30% .........     --          --          --       36,000         --             --       36,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                   PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.


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


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 -- Election of Directors -- Information Concerning the Board of Directors and Its Committees", "Other Information -- Compensation of Executive Officers", " -- Compensation of Directors", " -- Report of the Compensation Committee on Executive Compensation", " -- Compensation Committee Interlocks and Insider
Participation" and
" -- Performance Graph" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information -- Principal Shareholders" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information -- Certain Transactions" in the Proxy Statement.

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

     (3) Exhibits.


        The exhibits filed as part of this Report are listed in Item 14(c) below.

     (b) Reports on Form 8-K

        On November 24, 1998, the Company filed an amended current report on Form 8-K/A, dated September 10, 1998, reporting under Item 2 of the Form the closing of its acquisition of all of the outstanding stock of TransWaste Services, Inc. ("TransWaste"). The report included audited financial statements of TransWaste as of September 30, 1997 and the year then ended, unaudited interim financial statements of TransWaste as of June 30, 1998 and for the nine-month periods ended June 30, 1998 and 1997, and unaudited pro forma financial data for the nine months ended September 30, 1998 and for the year ended December 31, 1997, giving pro forma effect to the acquisition.

     (c) Exhibits



 EXHIBIT NO.                                   DESCRIPTION
------------- ----------------------------------------------------------------------------
   2.2(a)     Agreement and Plan of Merger dated as of September 9, 1998, by and among the Registrant, TWS Merger Corporation, TransWaste Services, Inc.,
              the shareholders of TransWaste Services, Inc., Thomas C. Cannon and
              James F. Taylor.
  3.1(b)      Articles of Incorporation, as currently in effect.
  3.2(b)      Bylaws.
 10.1(b)      1997 Stock Plan.
 10.2(b)      Credit Agreement with Branch Banking and Trust Company dated April 3,
                 1996.
 10.3(b)      Note Purchase and Private Shelf Agreement with The Prudential Insurance
              Company of America dated April 3, 1996.
 10.4(c)      Note Purchase and Private Shelf Agreement with The Prudential Insurance
              Company of America dated as of June 30, 1998.
  10.5        Senior Subordinated Loan and Security Agreement dated February 2, 1999 between Liberty Waste Lending Company, LLC, a subsidiary of the
              Registrant, and Liberty Waste Services, LLC and its direct and indirect subsidiaries.
  10.6        Option Agreement dated February 2, 1999 between the Registrant and
              Liberty Waste Services, LLC.
  11.1        Computation re: Earnings Per Share
  21.1        List of Subsidiaries
  23.1        Consent of Independent Auditors
  27.1        Financial Data Schedule

---------
(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Current Report on Form 8-K dated September 25, 1998.
(b) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-25631).
(c) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WASTE INDUSTRIES, INC.



  Date: March 25, 1999             By: /s/              LONNIE C. POOLE, JR.
                                           ------------------------------------

                              LONNIE C. POOLE, JR.

                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



                SIGNATURE                                 CAPACITY                       DATE
----------------------------------------  ---------------------------------------- ---------------
  /s/  LONNIE C. POOLE, JR.               Director, Chairman and Chief Executive   March 25, 1999
  ----------------------------------
  LONNIE C. POOLE, JR.                    Officer (Principal Executive Officer)
  /s/  STEPHEN C. SHAW                    Vice President, Finance (Principal       March 25, 1999
  ----------------------------------
  STEPHEN C. SHAW                         Financial and Accounting Officer)
  /s/  ROBERT H. HALL                     Director                                 March 25, 1999
  ----------------------------------
  ROBERT H. HALL
  /s/  JIM W. PERRY                       Director                                 March 25, 1999
  ----------------------------------
  JIM W. PERRY
  /s/                                     Director
  ----------------------------------
  J. GREGORY POOLE, JR.
  /s/  THOMAS F. DARDEN                   Director                                 March 25, 1999
  ----------------------------------
  THOMAS F. DARDEN

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS



                                                                                           PAGE
                                                                                          -----
Independent Auditors' Report ............................................................  F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998 ............................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and      F-4
  1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and      F-5
  1998
Notes to Consolidated Financial Statements ..............................................  F-7

INDEPENDENT AUDITORS' REPORT



Waste Industries, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Waste Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries, Inc. and Subsidiaries at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.







/S/ DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
MARCH 1, 1999

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                          DECEMBER 31, 1997 AND 1998




                                                                                     1997             1998
                                                                               ---------------- ----------------
                                                                                 (RESTATED --
                                                                                  SEE NOTE 2)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents including restricted cash of $379,000 (Note 4).....   $  1,175,557     $  3,665,073
 Accounts receivable -- trade, less allowance for uncollectible accounts
   (1997 -- $907,800; 1998--$699,600).........................................     13,889,571       16,834,606
 Inventories .................................................................        842,439        1,334,409
 Prepaid expenses and other current assets ...................................        615,750        1,588,920
 Deferred income taxes (Note 12) .............................................        597,835          493,835
                                                                                 ------------     ------------
   Total current assets ......................................................     17,121,152       23,916,843
                                                                                 ------------     ------------
PROPERTY AND EQUIPMENT, net (Notes 2 and 3) ..................................     65,043,853       88,801,179
INTANGIBLE ASSETS, net (Notes 2 and 4) .......................................     30,934,639       63,073,024
OTHER NONCURRENT ASSETS ......................................................        317,851          410,122
                                                                                 ------------     ------------
TOTAL ASSETS .................................................................   $113,417,495     $176,201,168
                                                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Notes 2 and 4) ........................   $  1,795,265     $  1,877,128
 Accounts payable -- trade ...................................................      8,444,015       10,170,654
 Accrued expenses and other liabilities (Note 8) .............................      3,777,793        2,995,160
 Income taxes payable (Note 12) ..............................................        445,100          187,906
 Deferred revenue ............................................................      1,023,883        1,742,921
                                                                                 ------------     ------------
   Total current liabilities .................................................     15,486,056       16,973,769
                                                                                 ------------     ------------
LONG-TERM DEBT, net of current maturities (Notes 2 and 4) ....................     50,787,684       86,464,655
NONCURRENT DEFERRED INCOME TAXES (Note 12) ...................................      5,702,000        7,837,818
CLOSURE/POSTCLOSURE LIABILITIES ..............................................        275,000          262,133
COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 9)
SHAREHOLDERS' EQUITY (Notes 6 and 7):
 Common stock ................................................................     27,119,623       41,148,148
 Paid-in capital .............................................................      8,520,000        7,245,000
 Retained earnings ...........................................................      5,833,595       16,596,296
 Shareholders' loans and receivables .........................................       (306,463)        (326,651)
                                                                                 ------------     ------------
   Total shareholders' equity ................................................     41,166,755       64,662,793
                                                                                 ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $113,417,495     $176,201,168
                                                                                 ============     ============

                See Notes to Consolidated Financial Statements.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                         1996            1997             1998
                                                                   --------------- ---------------- ----------------
                                                                       (RESTATED -- SEE NOTE 2)
REVENUES:
  Service revenues ...............................................  $104,509,260    $ 127,580,690    $ 169,526,443
  Equipment sales ................................................     1,768,518        1,601,279        1,732,040
                                                                    ------------    -------------    -------------
   Total revenues ................................................   106,277,778      129,181,969      171,258,483
                                                                    ------------    -------------    -------------
OPERATING COSTS AND EXPENSES:
  Cost of service operations .....................................    65,341,190       78,315,559      103,522,737
  Cost of equipment sales ........................................     1,239,786        1,171,002        1,268,127
                                                                    ------------    -------------    -------------
   Total cost of operations (Notes 5, 7 and 9) ...................    66,580,976       79,486,561      104,790,864
                                                                    ------------    -------------    -------------
Selling, general and administrative (Notes 5 and 8) ..............    20,190,492       24,564,335       28,496,159
Merger and start-up costs (Note 2) ...............................            --               --          925,737
Depreciation and amortization ....................................     9,307,168       11,796,807       16,980,855
                                                                    ------------    -------------    -------------
   Total operating costs and expenses ............................    96,078,636      115,847,703      151,193,615
                                                                    ------------    -------------    -------------
OPERATING INCOME .................................................    10,199,142       13,334,266       20,064,868
                                                                    ------------    -------------    -------------
OTHER EXPENSE (income):
  Interest expense (Note 4) ......................................     2,497,484        3,021,496        4,811,957
  Interest income ................................................      (194,082)        (311,586)         (92,989)
  Other (Note 7) .................................................      (611,962)        (322,431)        (538,477)
                                                                    ------------    -------------    -------------
   Total other expense (income) ..................................     1,691,440        2,387,479        4,180,491
                                                                    ------------    -------------    -------------
INCOME BEFORE INCOME TAXES .......................................     8,507,702       10,946,787       15,884,377
INCOME TAX EXPENSE (Note 12):
  Current and deferred ...........................................            --        2,711,250        5,606,500
  Effect of change in tax status .................................            --        4,300,000               --
                                                                    ------------    -------------    -------------
NET INCOME -- Historical Basis ...................................  $  8,507,702    $   3,935,537    $  10,277,877
                                                                    ============    =============    =============
EARNINGS PER SHARE -- Historical Basis
  (As Adjusted -- Notes 6 and 12):
  Basic ..........................................................  $       0.80    $        0.34    $        0.80
  Diluted ........................................................  $       0.78    $        0.33    $        0.77
INCOME BEFORE INCOME TAXES (Note 12) .............................  $  8,507,702    $  10,946,787    $  15,884,377
PRO FORMA INCOME TAXES (Note 12) .................................     3,433,709        4,202,000        5,803,000
                                                                    ------------    -------------    -------------
PRO FORMA NET INCOME (Note 12) ...................................  $  5,073,993    $   6,744,787    $  10,081,377
                                                                    ============    =============    =============
PRO FORMA EARNINGS PER SHARE (Notes 6 and 12)
  Basic ..........................................................  $       0.48    $        0.58    $        0.78
  Diluted ........................................................  $       0.47    $        0.56    $        0.76
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (Notes 6 and 12)
  Basic ..........................................................    10,660,367       11,708,832       12,875,262
                                                                    ============    =============    =============
  Diluted ........................................................    10,880,151       12,067,844       13,266,178
                                                                    ============    =============    =============

                See Notes to Consolidated Financial Statements.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                                    1996             1997             1998
                                                                              ---------------- ---------------- ---------------
                                                                                  (RESTATED -- SEE NOTE 2)
OPERATING ACTIVITIES:
  Net income -- historical basis ............................................  $   8,507,702    $   3,935,537    $  10,277,877
  Adjustments to reconcile net income -- historical basis to net cash provided by operating activities:
   Depreciation and amortization ............................................      9,307,168       11,796,807       16,980,855
   Gain on sale of property and equipment ...................................       (429,293)        (211,527)        (305,105)
   Effect of change in tax status ...........................................             --        4,300,000               --
   Provision for deferred income taxes ......................................             --          804,165        2,239,818
   Closure/Postclosure liabilities ..........................................         38,901           41,179          (12,867)
   Changes in assets and liabilities, net of effects from acquisitions of related businesses:
    Accounts receivable -- trade ............................................     (1,268,106)      (1,431,291)         418,241
    Inventories .............................................................       (436,587)       1,334,603         (491,970)
    Prepaid and other current assets ........................................        (91,294)        (137,191)        (947,702)
    Accounts payable -- trade ...............................................      1,090,497        2,158,476        1,726,639
    Accrued expenses and other liabilities ..................................        415,603          315,896       (1,823,339)
    Income taxes payable ....................................................             --          445,100         (257,194)
    Deferred revenue ........................................................        204,984         (403,149)         121,698
                                                                               -------------    -------------    -------------
      Net cash provided by operating activities .............................     17,339,575       22,948,605       27,926,951
                                                                               -------------    -------------    -------------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment ..............................      1,067,063          808,887          649,403
  Purchases of property and equipment .......................................    (15,662,427)     (24,094,420)     (30,005,475)
  Acquisition of related business ...........................................       (268,927)     (35,438,171)     (27,648,964)
  Other .....................................................................       (823,230)        (560,170)         (92,220)
                                                                               -------------    -------------    -------------
   Net cash used in investing activities ....................................    (15,687,521)     (59,283,874)     (57,097,256)
                                                                               -------------    -------------    -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ..................................     36,431,662       40,118,512      114,995,264
  Principal payments on long-term debt ......................................    (31,669,289)     (23,771,753)     (82,526,923)
  Proceeds from issuance of notes payable to shareholders ...................        146,200               --               --
  Repayments of notes payable to shareholders ...............................       (318,884)              --               --
  Repayments of loans and receivables from shareholders .....................        274,404           33,169          126,661
  Advances under shareholder loans and receivables ..........................         (2,211)         (54,747)        (146,849)
  Net proceeds from stock issuance ..........................................         18,500       23,157,924               --
  Proceeds from exercise of stock options ...................................         44,756               --               --
  Changes in partners' capital ..............................................     (1,716,215)              --               --
  Cash distributions to S-Corporation shareholders ..........................     (5,181,994)      (4,123,651)        (789,589)
  Other .....................................................................             --           71,691            1,257
                                                                               -------------    -------------    -------------
   Net cash provided by (used in) financing activities ......................     (1,973,071)      35,431,145       31,659,821
                                                                               -------------    -------------    -------------
Net increase (decrease) .....................................................       (321,017)        (904,124)       2,489,516
Cash and cash equivalents, beginning of year ................................      2,400,698        2,079,681        1,175,557
                                                                               -------------    -------------    -------------
Cash and cash equivalents, end of year ......................................  $   2,079,681    $   1,175,557    $   3,665,073
                                                                               =============    =============    =============

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONCLUDED


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
 Cash paid for interest .............................  $ 2,078,168    $ 2,440,406    $ 4,926,396
                                                       ===========    ===========    ===========
 Cash paid for taxes ................................  $        --    $ 1,445,150    $ 3,623,394
                                                       ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS --

     At December 31, 1996, the Company accrued $1,820,000 distributions to shareholders as partial reimbursement for 1996 taxes owed.

     During 1997, the Company issued common stock with a fair value of approximately $1,275,000 as partial consideration for certain business acquisitions. Also during 1997, the Company reclassified undistributed S Corporation earnings to paid-in capital as a result of the Company terminating its S Corporation election on May 9, 1997.

     On March 31, 1998, the Company exchanged 320,555 shares of its common stock (with a fair value of $6,125,000) for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air Cargo Services, Inc. ("ACS"). Certain of the Company's executive officers, who are also Company shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, all assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling of interests accounting pursuant to the provisions of AIN #39 of APB No. 16. The Company's financial statements have been restated to include the accounts and operations for all periods presented.

     On June 16, 1998, the Company exchanged 21,344 shares of its common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc. On June 30, 1998, the Company exchanged 330,000 shares of its common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc. On August 28, 1998, the Company exchanged 388,311 shares of its common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests.

     During 1998, the Company issued common stock with a fair value of approximately $14.0 million as partial consideration for certain business acquisitions.


                See Notes to Consolidated Financial Statements.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES


                         NOTES TO FINANCIAL STATEMENTS


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     BUSINESS OPERATIONS -- Waste Industries, Inc. (the "Company") is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Alabama, Georgia, Mississippi, Tennessee and Virginia. The Company's financial statements include its consolidated subsidiaries: Waste Industries South, Inc., Waste Industries East, Inc., Kabco, Inc., Dumpsters, Inc., Waste Industries of Tennessee, LLC, ECO Services, Inc., Waste Industries of Georgia, Inc., TransWaste Services, Inc., Air Cargo Services, Inc., Reliable Trash Service, Inc., Railroad Avenue Disposal, Inc. and Curb Appeal New Home Services, Inc.

     In April 1996, the Company exchanged 2,118,457 shares of its common stock on a share-for-share basis for all of the outstanding common stock of the following companies affiliated through common ownership: Waste Enterprises, Inc., Waste Industries South, Inc., Waste Industries West, Inc., Waste Industries East, Inc., Kabco, Inc., Conway 378, Inc. and AmLease, Inc. As a result, common stock increased by $18,208, treasury stock decreased by $85,098 and additional capital decreased by $103,306. Simultaneously, certain real estate properties previously leased to the Company by Property Management Group ("PMG"), a partnership of certain shareholders of the Company, were transferred to the Company. The property previously leased to the Company by PMG was acquired by the Company on April 1, 1996 for approximately $4.9 million. Pursuant to the provisions of Accounting Interpretation ("AIN") #39 of Accounting Principles Board Opinion ("APB") No. 16, the Company recorded the transfer of property at its historical basis (approximately $3.2 million) and the difference between the amount paid and the historical basis ($1,686,021) was recorded as a cash distribution to PMG. As a result, retained earnings decreased by $404,171 and additional capital decreased by $1,281,850 to $0.

     At the time of the merger, the controlling shareholder of the Company owned a controlling interest in each of the companies and partnership that were combined. Additionally, the Company's other shareholders held substantially the same pro rata ownership in each of these companies and partnership. Accordingly, the assets and liabilities transferred are accounted for at historical cost in a manner similar to that in pooling-of-interests accounting. The Company's financial statements have been restated to include the accounts and operations for all periods prior to the merger.

     On March 31, 1998, the Company exchanged 320,555 shares of its common stock for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air Cargo Services, Inc. ("ACS"). Certain of the Company's executive officers, who are also Company shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, all assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling-of-interests accounting pursuant to the provisions of AIN #39 of APB No. 16. The Company's financial statements have been restated to include the accounts and operations for all periods presented.


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

      C. PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method. Estimated useful lives are as follows:


  Machinery and equipment ......... 3 to 10 years
  Furniture, fixtures and vehicles  3 to 10 years
  Building ........................    30 years

      Landfill costs, including engineering and other professional fees, are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This determination is performed by conducting annual topographic surveys,

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- (Continued)

   using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company's consulting engineers and its accounting staff.

      Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the Company determines that the facility cannot be developed, these costs are charged to expense.

      D. INTANGIBLE ASSETS -- Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combinations. Intangible assets are net of accumulated amortization and consist of the following:



                                     1997            1998
                               --------------- ---------------
  Goodwill ...................  $ 30,336,056    $ 62,322,934
  Customer lists .............        59,431          27,468
  Noncompete agreements ......       539,152         722,622
                                ------------    ------------
  Intangible assets ..........  $ 30,934,639    $ 63,073,024
                                ============    ============

      Customer lists are amortized using the straight-line method over 5 to 10 years. Noncompete agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method, generally over 15 to 40 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

      Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill or other intangible assets, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. See also note 1.F.

      E. OTHER NONCURRENT ASSETS -- Included in other noncurrent assets are debt issue costs relating to the new borrowings (see Note 4). Debt issue costs are amortized to interest expense using the effective interest method over the life of the related debt.

      F. LONG-LIVED ASSETS -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets are reviewed for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

      G. DISPOSAL SITE CLOSURE AND LONG-TERM CARE -- The Company has financial obligations relating to closure and post-closure costs (long-term care) or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1998, the Company estimates the total costs to be approximately $1,700,000 for remediation, final closure of its current operating facilities and post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 years after final closure). The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $275,000 and $262,133 for such projected costs at December 31, 1997 and 1998, respectively. The Company will provide additional accruals based on engineering estimates of consumption of airspace over the useful lives of the facilities.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- (Continued)

      H. EARNINGS PER SHARE AND PRO FORMA INFORMATION -- In 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality unless per share amounts are equal.

      The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have been applied had the Company been taxed as a C Corporation. Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company were subject to federal and all applicable state corporate income taxes for each period presented.

      Historical and pro forma basic earnings per share computations are based on the weighted-average common stock outstanding. Historical and pro forma diluted earnings per share include the dilutive effect of stock options using the treasury stock method (using the initial offering price of $13.50 per share for periods prior to the Company's initial public offering). Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the exchange of shares resulting from the merger of affiliated companies, for the conversion of nonvoting to voting stock, and for the 1-for-2.5 reverse stock split as discussed in Note 6.

      I. STOCK OPTION PLAN -- The Company accounts for employee stock compensation in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which became effective January 1, 1996, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company applies APB No. 25 to its stock-based compensation awards to employees and discloses the required information by SFAS No. 123.

      J. DEFERRED REVENUE -- Deferred revenue consists of collection fees billed in advance. Revenue is recognized as services are provided.

      K. INCOME TAXES -- From 1986 until May 9, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company.

      The Company's S Corporation status was terminated on May 9, 1997 and, accordingly, the Company became fully subject to federal and state income taxes on that date. In accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the financial statements give effect to the recognition of deferred tax assets of $800,000 and the assumption of a deferred tax liability of $5,100,000 as a result of the Company's S Corporation election on May 9, 1997. Deferred income taxes (benefits) are provided on temporary differences between financial statement carrying values and the tax basis of assets and liabilities.

      L. NEW ACCOUNTING STANDARDS -- During fiscal 1998, the Company was required to adopt SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have an effect on the Company's financial statements because it has no transactions that would be reported as part of comprehensive income.

      During fiscal 1998, the Company was required to adopt SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company's revenues and income are

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- (Continued)

   derived principally from one industry segment, which includes the collection, transfer, recycling, processing and disposal municipal solid waste and industrial wastes. This segment renders services to a variety of commercial, industrial, governmental and residential customers. All revenues represent income from unaffiliated customers.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is required to be adopted in fiscal 2000. The Company has not determined if the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

      M. USE OF ESTIMATES -- In preparing financial statements that conform with generally accepted accounting principles, management must use estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenue and expenses reflected during the reporting period. Actual results could differ from those estimates.

      N. RECLASSIFICATIONS -- Certain 1996 and 1997 financial statement amounts have been reclassified to conform with the 1998 presentation.


2. ACQUISITIONS


     POOLING-OF-INTERESTS TRANSACTIONS:

     The Company has restated the previously issued consolidated statements of operations for the years ended December 31, 1997 and 1996, the consolidated balance sheet as of December 31, 1997 and related footnotes to reflect the following acquisitions accounted for as poolings-of-interests:

   o On June 16, 1998, the Company exchanged 21,344 shares of its common stock with a fair value of approximately $449,000 for all of the issued and outstanding shares of common stock of Dumpsters, Inc. ("Dumpsters"), a Tennessee corporation engaged in the industrial solid waste collection business in and around Memphis, Tennessee.

   o On June 30, 1998, the Company exchanged 330,000 shares of its common stock with a fair value of approximately $7.4 million for all of the issued and outstanding shares of common stock of Reliable Trash Service, Inc. ("RTS"), a Maryland corporation based in Columbia, Maryland and engaged in the solid waste collection business in Tidewater Virginia.

   o On August 28, 1998, the Company acquired, in exchange for 388,311 shares of Company common stock valued at approximately $8.5 million, all of the outstanding stock of Railroad Avenue Disposal, Inc. ("RAD"), a Mississippi corporation that owns and operates a Class I rubbish pit in northwest Mississippi.

     The merger costs related to these pooling-of-interest transactions totaled approximately $818,000 ($519,000 after-tax) and consisted primarily of professional fees. All of these amounts had been expended at December 31, 1998.


     These pooling-of-interests transactions and the related restatements were immaterial to the Company's previously issued consolidated statements of operations for the years ended December 31, 1997 and 1996 and the consolidated balance sheet as of December 31, 1997.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (Continued)

     PURCHASE TRANSACTIONS:

     During 1996, 1997 and 1998, the Company acquired various waste collection and disposal services businesses to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and include the following:



                                                              1996           1997             1998
                                                          ------------ ---------------- ----------------
      Accounts receivable, net ..........................  $      --     $  1,902,062     $  3,363,276
      Inventories .......................................         --           37,542               --
      Prepaid expenses and other current assets .........         --           11,616           25,468
      Accrued expenses and other liabilities ............         --          (41,306)      (1,040,705)
      Deferred revenue ..................................         --         (511,213)        (597,340)
      Property and equipment ............................    150,620        8,933,098        8,763,465
      Noncompete agreements .............................    105,000          159,118          504,020
      Customer lists, contracts and goodwill ............    255,472       27,070,188       33,947,954
                                                           ---------     ------------     ------------
         Total assets acquired ..........................    511,092       37,561,105       44,966,138
      Less obligations financed under notes payable .....    242,165          847,872        3,290,493
                                                           ---------     ------------     ------------
      Net acquisition costs .............................  $ 268,927     $ 36,713,233     $ 41,675,645
                                                           =========     ============     ============

     Purchase price allocations for 1998 acquisitions have not been finalized, pending receipt of valuations and other information. Net acquisition costs in 1997 include the issuance of 63,634 shares of the Company's common stock with a fair value of $1,275,000 as partial consideration for certain business acquisitions. Net acquisition costs in 1998 include the issuance of 729,204 shares of the Company's common stock with a fair value of $14.0 million as partial consideration for certain business acquisitions.

     Related to the above acquisitions, the Company entered into noncompete agreements with the former owners of these businesses. These amounts are being amortized on a straight-line basis over the terms of the agreements (generally 5 years).

     The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 1997 and 1998 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets and as if the Company were subject to federal and all applicable state corporate income taxes for the period assuming the tax rate that would have applied had the Company been taxed as a C
Corporation:



                                                1997               1998
                                         ------------------ ------------------
  Total revenues .......................   $  164,711,000     $  188,201,000
  Operating income .....................       19,163,000         22,784,000
  Pro forma net income .................        8,716,000         11,008,000
  Pro forma earnings per common share:
  Basic ................................   $         0.65     $         0.82
  Diluted ..............................   $         0.63     $         0.80

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.



     OTHER:

     During 1998, the Company incurred nonrecurring start-up costs related to a new service contract of approximately $108,000 ($69,000 after-tax). These costs related to the deployment of service equipment and personnel. All of these amounts had been expended at December 31, 1998.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following at December 31, 1997 and 1998:



                                                    1997            1998
                                              --------------- ---------------
         Land, land improvements and buildings $ 11,984,303    $ 17,327,514
         Machinery and equipment ............   104,677,133     137,106,609
         Furniture, fixtures and vehicles ...     3,168,387       3,045,997
         In-process equipment ...............     4,304,890       1,325,974
                                               ------------    ------------
  Total property and equipment ..............   124,134,713     158,806,094
         Less accumulated depreciation ......    59,090,860      70,004,915
                                               ------------    ------------
         Property and equipment, net ........  $ 65,043,853    $ 88,801,179
                                               ============    ============

     In-process equipment includes equipment not placed in service at year end. In-process equipment at December 31, 1997 also includes equipment acquired in connection with the opening of six new transfer stations in January 1998.

     Landfill costs of approximately $284,660 and $1,752,627 are included in land and land improvements at December 31, 1997 and 1998, respectively. Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $-0- and $1,340,000 at December 31, 1997 and 1998, respectively, which is not being amortized.


4. NOTES PAYABLE

     Notes payable consist of the following at December 31, 1997 and 1998:



                                                                      1997            1998
                                                                --------------- ---------------
         Bank notes payable ...................................  $ 51,473,527    $ 86,000,000
         Other installment notes payable, interest ranging from
          1% to 7% ......................................           1,109,422       1,956,067
         Present value of noncompete agreement liabilities with
          the former shareholders of related businesses acquired,
          due in various monthly installments through 2002                 --         385,716
                                                                 ------------    ------------
            Total notes payable ...............................    52,582,949      88,341,783
         Less current portion .................................     1,795,265       1,877,128
                                                                 ------------    ------------
         Long-term portion ....................................  $ 50,787,684    $ 86,464,655
                                                                 ============    ============

     On April 3, 1996, the Company entered into agreements with two lenders, Branch Banking & Trust ("BB&T") and Prudential Insurance Company of America ("Prudential"), under which the Company may borrow up to $75,000,000. Prudential authorized the Company to borrow up to $25,000,000 under a senior unsecured promissory note and an additional $25,000,000 under an uncommitted, senior unsecured promissory note ("shelf note"). The committed note matures on April 3, 2006 and bears an interest rate of 7.28%. The shelf note matures on June 30, 2008 and bears an interest rate of 6.96%. The repayment term under the note agreements requires interest only payments until principal payments begin in April 2000, after which principal and interest payments continue for the following seven years. Effective November 17, 1997, the Company amended the BB&T agreement. This amendment increased the Company's two unsecured credit facilities from $20,000,000 and $5,000,000 to $50,000,000 and $10,000,000,
respectively. The amended facilities mature on November 1, 2002. The amended repayment term under the facilities is five years; with interest only payable monthly with principal due and payable in full upon maturity. Both facilities with this lender bear interest at the monthly London Interbank Offered Rate (6.9688% and 6.3141% at December 31, 1997 and 1998, respectively). The total outstanding under these BB&T facilities was $36,000,000 at December 31, 1998.

     On June 30, 1998, the Company increased and extended its credit facilities with Prudential. As a result, the Company had two $25 million term loan facilities and a $50 million shelf facility with Prudential. As of December 31, 1998, the Company had fully drawn both Prudential term facilities, leaving the Company with an uncommitted shelf facility of $50

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. NOTES PAYABLE -- (Continued)

million. The twelve-month weighted-average interest rate on outstanding borrowings under the BB&T facility was 6.68% at December 31, 1998. Interest on the Prudential term facilities is paid quarterly, based on fixed rates of 7.28% and 6.96%.

     The note agreements provide for certain covenants and restrictions regarding, among other things, debt and senior debt to earnings before interest, depreciation and amortization ratios, minimum net worth, compensating balance and net income requirements, as well as liens, debt and capital expenditure limitations, as defined. At December 31, 1998, the Company was in compliance with all covenants. At December 31, 1998 and 1997, the Company had a compensating balance arrangement with BB&T for $379,000. Consolidated retained earnings free of dividend restrictions imposed by the debt covenants amounted to $3,982,000 at December 31, 1998.

     Annual aggregate principal maturities at December 31, 1998 are as follows:



  1999 ...............  $ 1,877,128
  2000 ...............    3,786,219
  2001 ...............    3,710,978
  2002 ...............    7,230,180
  2003 ...............    7,524,000
  Thereafter .........   64,213,278
                        -----------
  Total ..............  $88,341,783
                        ===========

5. LEASES

     OPERATING LEASES -- The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:


  1999 ........................  $1,997,142
  2000 ........................   1,698,625
  2001 ........................   1,557,102
  2002 ........................   1,205,195
  2003 and thereafter .........   3,084,234
                                 ----------
                                 $9,542,298
                                 ==========

     The total rental expense for all operating leases for the years ended December 31, 1996, 1997 and 1998 is as follows:



                                       1996           1997           1998
                                  -------------- -------------- --------------
  Buildings and sites ...........  $   584,398    $   886,892    $ 1,215,558
  Trucks and equipment ..........    1,880,756      1,897,554      2,209,339
                                   -----------    -----------    -----------
  Total .........................  $ 2,465,154    $ 2,784,446    $ 3,424,897
                                   ===========    ===========    ===========

     Direct rental expense is included in cost of operations in the statements of operations and indirect rental expense is included in selling, general and administrative in the statements of operations.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. SHAREHOLDERS' EQUITY
     Shareholders' equity consisted of the following for the years ended December 31, 1996, 1997 and 1998:



                                                       SHARES
                                            -----------------------------
                                                                              COMMON
                                             AUTHORIZED     OUTSTANDING        STOCK
                                            ------------ ---------------- --------------
Balance, January 1, 1996 ..................   4,020,395      18,882,734    $  2,668,088
Retroactive effect of 1-for-2.5 reverse
 stock split ..............................          --     (10,376,628)             --
Effect of merger of Affiliates ............  75,979,605       2,118,457          18,208
Net income ................................          --              --              --
Change in partners' capital ...............          --              --              --
Decrease in shareholders'
 loans and receivables ....................          --              --              --
Exercise of stock options .................          --          35,804             341
Subchapter S Distributions ................          --              --              --
                                             ----------     -----------    ------------
Balance, December 31, 1996 ................  80,000,000      10,660,367       2,686,637
Net income ................................          --              --              --
Issuances of stock, net ...................          --       1,991,334      24,432,986
Reclassification of undistributed S
 Corporation earnings .....................          --              --              --
Capital Contribution ......................          --              --              --
Subchapter S Distributions ................          --              --              --
Increase in shareholders' loans and
 receivables ..............................          --              --              --
                                             ----------     -----------    ------------
Balance, December 31, 1997 ................  80,000,000      12,651,701      27,119,623
Net income ................................          --              --              --
Issuances of stock ........................                     729,204      14,026,681
Subchapter S Distributions ................          --              --              --
Reclassification of S Corporation
 deficit ..................................          --              --              --
Increase in shareholders' loans and
 receivables ..............................          --              --              --
Other .....................................          --              --           1,844
                                             ----------     -----------    ------------
Balance, December 31, 1998 ................  80,000,000      13,380,905    $ 41,148,148
                                             ==========     ===========    ============



                                                            SHAREHOLDERS'
                                              ADDITIONAL      LOANS AND       RETAINED       TREASURY
                                                CAPITAL      RECEIVABLES      EARNINGS         STOCK
                                            -------------- -------------- --------------- --------------
Balance, January 1, 1996 ..................  $  1,470,935    $ (557,078)   $ 11,600,172     $  (85,098)
Retroactive effect of 1-for-2.5 reverse
 stock split ..............................            --            --              --             --
Effect of merger of Affiliates ............      (103,306)           --              --         85,098
Net income ................................            --            --       8,507,702             --
Change in partners' capital ...............    (1,412,044)           --        (404,171)            --
Decrease in shareholders'
 loans and receivables ....................            --       272,193              --             --
Exercise of stock options .................        44,415            --              --             --
Subchapter S Distributions ................            --            --      (7,001,994)            --
                                             ------------    ----------    ------------     ----------
Balance, December 31, 1996 ................            --      (284,885)     12,701,709             --
Net income ................................            --            --       3,935,537             --
Issuances of stock, net ...................            --            --              --             --
Reclassification of undistributed S
 Corporation earnings .....................     8,500,000            --      (8,500,000)            --
Capital Contribution ......................        20,000            --              --             --
Subchapter S Distributions ................            --            --      (2,303,651)            --
Increase in shareholders' loans and
 receivables ..............................            --       (21,578)             --             --
                                             ------------    ----------    ------------     ----------
Balance, December 31, 1997 ................     8,520,000      (306,463)      5,833,595             --
Net income ................................            --            --      10,277,877             --
Issuances of stock ........................
Subchapter S Distributions ................            --            --        (789,589)            --
Reclassification of S Corporation
 deficit ..................................    (1,275,000)           --       1,275,000             --
Increase in shareholders' loans and
 receivables ..............................            --       (20,188)             --             --
Other .....................................            --            --            (587)            --
                                             ------------    ----------    ------------     ----------
Balance, December 31, 1998 ................  $  7,245,000    $ (326,651)   $ 16,596,296     $       --
                                             ============    ==========    ============     ==========

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

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. SHAREHOLDERS' EQUITY -- (Continued)

     In July 1997, the Company's underwriters exercised their option to purchase an additional 322,500 shares. The net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company were approximately $4.0 million. The Company used the proceeds to repay revolving bank debt.

     During 1997, the Company issued 63,634 shares of common stock with a fair value of $1,275,000 as partial consideration for certain business acquisitions.


     Also during 1997, the Company reclassified undistributed S Corporation earnings to additional capital as a result of the Company terminating its S Corporation election on May 9, 1997.

     Change in partners' capital consists of cash contributions from, or distributions to, PMG.

     On March 31, 1998, the Company exchanged 320,555 shares of its common stock (with a fair value of $6,125,000) for all of the issued and outstanding shares of common stock of ECO and ACS.

     On June 16, 1998, the Company exchanged 21,344 shares of its common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters. On June 30, 1998, the Company exchanged 330,000 shares of its common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of RTS. On August 28, 1998, the Company exchanged 388,311 shares of its common stock (with a fair value of $8.5 million) for all of the issued and outstanding shares of common stock of RAD. These business combinations have been accounted for as poolings-of-interests. See Note 2.

     On August 28, 1998, the Company issued 22,474 shares of Company common stock with a fair value of approximately $500,000 as partial consideration for the stock of Greater Atlanta Sanitation, Inc. On September 10, 1998, the Company issued 706,730 shares of Company common stock with a fair value of approximately $13.5 million as partial consideration for the stock of TransWaste Services, Inc. See Note 2.

     Certain companies acquired in 1998 accounted for as pooling-of-interests transactions were previously taxed as S Corporations. The S Corporation elections were effectively terminated on their respective acquisition dates. Consequently, the Company reclassified a net S Corporation deficit to additional capital as a result of the termination of the S Corporation elections.


7. RELATED PARTY TRANSACTIONS

     Shareholder loans, included in shareholders' equity of the accompanying consolidated balance sheets, are notes receivable (including unpaid interest thereon) from shareholders of $207,721, $261,603 and $134,939 at December 31, 1996 and 1997 and 1998, respectively. The notes bear interest at an annual rate of 7% and are payable on demand. Shareholder loans at December 31, 1996 and 1997 and 1998 include $33,169, $-0- and $-0-, respectively, for advances made to shareholders initiated during the exercise of stock options (see Note 11). These notes bear interest at annual rates of 7.5% and are payable in various installments. Shareholders' receivables, included in the shareholders' equity of the accompanying consolidated balance sheets, are from a related company owned by certain shareholders and officers of the Company. These receivables of $43,995, $44,860 and $191,712 at December 31, 1996, 1997 and 1998,
respectively, are interest-free and are payable on demand.

     The Company has other related party transactions pertaining to the leasing of equipment from officers of the Company and from other partnerships and corporations controlled by these officers, the sale and leasing of equipment and vehicles to affiliated companies, and the providing of management and accounting services and technical advice to other companies affiliated by common shareholder interests (other affiliated companies). All of the transactions are on terms comparable to those with third parties, and are immaterial individually and in the aggregate.


8. BENEFIT PLANS

     401(K) PROFIT SHARING AND RETIREMENT PLAN -- The Company has a 401(k) Savings and Retirement Plan and Trust ("401(k)" or the "Plan") for the benefit of its full time employees who have more than one year of service and are over

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8. BENEFIT PLANS -- (Continued)

21 years of age. The plan also benefits employees of certain related parties through separate funding arrangements. Employees make contributions to this retirement plan under a 401(k) pre-tax contribution plan and by the Company through 401(k) matching contributions and discretionary profit sharing contributions. The discretionary profit sharing contribution is made annually as determined by management based on the Company's financial performance. Effective October 1, 1997, the Company amended the Plan to discontinue the profit sharing contribution and increase the employer's matching contribution percentage. The Company's matching contributions to the 401(k) plan were $179,198, $256,772 and $509,967 for the years ended December 31, 1996, 1997 and
1998, respectively. The Company's profit sharing contributions were $343,469, $284,994 and $-0- for the years ended December 31, 1996, 1997 and 1998, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying statements of operations.

     SELF-INSURED MEDICAL PLAN -- The Company has a self-insured plan for employee medical benefits. The plan covers all full-time employees of the Company beginning on the first day of the month on, or following, their 90th day of employment. The Company pays premiums for its employees to the plan and withholds from employees additional amounts for elected covered dependents. As claims are processed by the plan's third-party administrator, the insurance carrier requests funds from the Company. The Company maintains stop loss coverage for the plan. The Company's expense relating to the plan for 1996, 1997 and 1998 was $49,933, $149,226 and $246,163, respectively.


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


10. LETTERS OF CREDIT

     At December 31, 1997 and 1998, the Company has entered into irrevocable letters of credit totaling approximately $580,000 and $540,500, respectively. According to the terms of the $10,000,000 unsecured facility, the availability of funds on that facility are reduced by the amount of outstanding letters of credit (see Note 4).


11. STOCK OPTION PLAN

     The Company's 1997 Stock Plan (the "Stock Plan") was adopted by the Company's Board of Directors in April 1997 and approved by the Company's shareholders prior to completion of the Company's public offering. A total of 1,800,000 shares of Common Stock have been reserved for issuance under the Stock Plan. At the same time that the Stock Plan was adopted, the Board terminated the Company's Employee Non-Qualified Stock Option Plan (the "Option Plan"; together with the Stock Plan the "Plans") as to future grants. The Stock Plan provides for grants of "incentive stock options,"within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees (including officers and employee directors), and each of the Plans provides for grants of nonstatutory options to employees and consultants. The Stock Plan also allows for the grant of purchase rights. The Plans are administered by the Compensation Committee of the Board of Directors. The Stock Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. Options, under the Plans, have been retroactively adjusted for the exchange of shares resulting from the merger of affiliated companies on April 1, 1996, for the stock dividend of nine nonvoting shares for each voting share in 1995, and for the 1-for-2.5 reverse stock split and the conversion of all nonvoting shares to common shares, each to be effective prior to consummation of the Company's public offering. A summary of the status of the Plans as of December 31, 1996, 1997 and 1998 and changes during the years ending on those dates is as follows:

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLAN -- (Continued)


                                                  OPTION PLAN
                                            -----------------------
                                                          WEIGHTED-
                                                           AVERAGE
                                                           SHARES
                                                SHARE       PRICE
                                            ------------ ----------

  Balance, January 1, 1996 ................     41,804    $   1.48
  Exercised ...............................    (35,804)     ( 1.25)
  Granted .................................    520,000        5.13
                                               -------    --------
  Balance, December 31, 1996 and 1997 .....    526,000        5.10
  Granted .................................     88,697       10.75
  Forfeitures .............................     (4,948)      19.69
                                               -------    --------
  Balance, December 31, 1998 ..............    609,749    $   7.42
                                               =======    ========

     The following table summarizes information about the Company's Plans at December 31, 1998:



                                                                           EXERCISABLE
                                                                      ----------------------
                                              WEIGHTED-
                                               AVERAGE     WEIGHTED-               WEIGHTED-
          RANGE OF               NUMBER       REMAINING     AVERAGE                 AVERAGE
          EXERCISE             OF SHARES     CONTRACTUAL    EXERCISE     NUMBER    EXERCISE
           PRICES             OUTSTANDING   LIFE (YEARS)     PRICE     OF SHARES     PRICE
---------------------------- ------------- -------------- ----------- ----------- ----------
     $2.88 .................      6,000            1       $  2.88        6,000     $ 2.88
     $5.13 .................    520,000          2.25      $  5.13      400,000     $ 5.13
     $19.69-$20.65 .........     83,749          4.25      $ 19.70           --         --

     The Company applies ABP No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income -- historical basis, pro forma net income and pro forma earnings per share for the years ended December 31, 1996 and 1998 would have been reduced to the pro forma amounts indicated below. No stock options were granted in 1997 and previously issued grants had fully vested; accordingly, pro forma amounts have not been presented for 1997.



                                            1996            1998
                                      --------------- ----------------
  Net Income -- Historical Basis:
  As reported .......................   $ 8,507,702     $ 10,277,877
  Pro forma -- for SFAS No. 123 .....     8,267,702       10,042,877
  Pro Forma Net Income:
  As reported .......................     5,073,993       10,081,377
  Pro forma -- for SFAS No. 123 .....     4,833,993        9,846,377
  Pro Forma Earnings Per Share:
  Basic:
  As reported .......................   $      0.48     $       0.78
  Pro forma -- for SFAS No. 123 .....   $      0.45     $       0.76
  Diluted:
  As reported .......................   $      0.47     $       0.76
  Pro forma -- for SFAS No. 123 .....   $      0.44     $       0.74

     As permitted under SFAS No. 123, the fair value of options granted under the Company's plan during 1996 and 1998 was estimated on the Black-Scholes option-pricing model using the following assumptions:

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLAN -- (Continued)


                                                            1996        1998
                                                        ----------- ------------
  Weighted-average grant-date fair value of options
  granted .............................................  $  5.13     $  16.33
  Weighted-average expected lives (years) .............     2.83         4.25
  Risk-free interest rate .............................      6.25%        5.50%
  Volatility ..........................................        --        39.00%

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost might not be representative of that expected in future years.


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

     The balance of deferred income tax assets and liabilities at December 31, 1997 and 1998 are as follows:



                                                                       1997            1998
                                                                  -------------- ---------------
         Current deferred income tax assets (liabilities) relate to:
          Allowance for bad debts ...............................  $   337,000     $   281,000
          Accrued vacation ......................................      177,000         240,000
          Accruals to related parties ...........................       25,000          14,000
          Other accruals not currently deductible ...............       19,000          21,000
          Other .................................................       39,835         (62,165)
                                                                   -----------     -----------
         Net current deferred tax assets ........................  $   597,835     $   493,835
                                                                   ===========     ===========
         Noncurrent deferred income tax liabilities relate to:
          Basis and depreciation differences ....................  $ 5,654,000     $ 7,727,600
          Other .................................................       48,000         110,218
                                                                   -----------     -----------
         Net noncurrent deferred tax liabilities ................  $ 5,702,000     $ 7,837,818
                                                                   ===========     ===========

     The components of income tax expense for May 9, 1997 to December 31, 1997 and for the year ended December 31, 1998 are as follows:



                                        1997           1998
                                   -------------- -------------
  Current income taxes:
  Federal ........................  $ 1,628,250    $2,807,200
  State ..........................      262,000       559,000
                                    -----------    ----------
  Total current income taxes .....    1,890,250     3,366,200
  Deferred income taxes ..........      821,000     2,240,300
                                    -----------    ----------
  Total ..........................  $ 2,711,250    $5,606,500
                                    ===========    ==========

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES -- (Continued)

     The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes for the years ended December 31, 1997 and 1998:



                                                                           1997           1998
                                                                       ------------ --------------
          Federal tax at the statutory rate ........................    $ 3,722,000    $ 5,401,000
          State income taxes, net of federal tax benefit ...........        311,000        528,000
          Goodwill amortization ....................................          6,000             --
          Other ....................................................         87,250       (115,500)
                                                                        -----------    -----------
                                                                          4,126,250      5,813,500
          Less federal taxes at the statutory rates for the period
           from January 1 to May 8, 1997 and for the periods
           companies acquired in poolings-of-interests were taxed
           as S Corporations .......................................      1,415,000        207,000
                                                                        -----------    -----------
          Total ....................................................    $ 2,711,250    $ 5,606,500
                                                                        ===========    ===========

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                              FIRST            SECOND           THIRD             FOURTH
                                                             QUARTER          QUARTER          QUARTER           QUARTER
                                                        ----------------- --------------- ----------------- -----------------
 Total revenues ................................ 1997     $  27,428,453    $ 31,018,602     $  34,956,501     $  35,778,413
                                                 1998        39,339,726      41,526,801        44,804,346        45,587,610
 Gross profit .................................. 1997        10,692,167      11,847,280        13,349,609        13,806,352
                                                 1998        15,131,871      16,032,693        16,788,196        18,514,859
 Net income (loss) ............................. 1997         2,272,547      (2,256,202)        2,241,415         1,677,777
  Historical basis                               1998         2,378,750       2,649,253         2,874,673         2,375,201
 Pro forma net income .......................... 1997         1,389,547       1,624,048         2,056,415         1,674,777
                                                 1998         2,353,750       2,559,253         2,814,673         2,353,701
 Pro forma earnings per share:
  Basic ........................................ 1997     $        0.13    $       0.15     $        0.16     $        0.13
                                                 1998     $        0.19    $       0.20     $        0.22     $        0.18
  Diluted ...................................... 1997     $        0.13    $       0.14     $        0.16     $        0.13
                                                 1998     $        0.18    $       0.20     $        0.21     $        0.17
 Weighted average number of shares outstanding:
  Basic ........................................ 1997        10,660,367      10,963,571        12,580,900        12,630,490
                                                 1998        12,651,701      12,651,701        12,816,743        13,380,905
  Diluted ...................................... 1997        10,987,682      11,319,270        12,978,984        13,030,451
                                                 1998        13,037,681      13,047,772        13,218,295        13,765,734

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

     Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S Corporations. The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have been applied had the Company been taxed as a C Corporation.

                    WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

14. SUBSEQUENT EVENTS
     Effective on January 1, 1999, the Company acquired a regional municipal solid waste landfill in Decatur County, Tennessee from Waste Services of Decatur, LLC ("WSD") through Liberty Waste Services, LLC ("Liberty") for approximately $12,450,000 in cash. The acquisition was funded with borrowings under the Company's long-term bank notes payable.

     In connection with Liberty's assignment of its right to acquire WSD to the Company, the Company is obligated to pay two contingent brokerage fee payments ("Contingent Payments"), one for each of fiscal 1999 and fiscal 2000. The Contingent Payments are based on WSD's EBITDA growth multiplied by the Company's enterprise value multiple, reduced by WSD's funded debt, as defined in the brokerage agreement. If the resulting product is zero or negative, no Contingent Payment is due. The additional consideration under the brokerage agreement, if any, will be accounted for as goodwill.

     On February 2, 1998, the Company loaned Liberty $11,538,000 under a senior subordinated note purchase agreement due December 31, 2001. Interest is payable annually at the rate of 11% per annum. The Company also received an option to purchase ("Option") any subsidiary of Liberty that operates a landfill or a waste disposal business with a 75 mile radius of a landfill owned by one of the Liberty subsidiaries or any other waste disposal business wherever located if the Company's funds loaned under the note purchase agreement are used, directly or indirectly, to purchase, develop or operate such business (a "Business Unit"). The Option will be exercisable for the two-year period beginning January 1, 2000. The exercise price for each Business Unit will equal seventy-five (75%) percent of the Company's market capitalization multiple times the Business Unit's annualized EBITDA, less the Business Unit's funded debt assumed by the Company, as defined in the note purchase agreement. Assuming Liberty's existing senior indebtedness is paid in full, principal in the amount of $2,884,500 is payable upon each closing, if any, of the acquisition or merger by the Company of a Business Unit from Liberty, or the sale by Liberty to a third party if the Company elects not to exercise its option with respect to a certain Business Unit, for a purchase price in excess of $5.0 million. Any unpaid principal balance and accrued but unpaid interest will be due and payable in full on December 31, 2001.

     Also on February 2, 1999, the Company sold 183,000 shares of its unregistered common stock to Liberty at $17.76 per share, which approximated fair value on the date of issue.

     On January 4, 1999, the Company reached a settlement with a lessor and paid approximately $1,400,000 to terminate certain operating lease agreements. Simultaneously, property and equipment leased under the operating lease agreements were transferred to the Company.

     On February 2, 1999, the Company authorized the issuance of its senior promissory notes in the aggregate principal amount of $25,000,000 under its existing note purchase and private shelf agreement ("shelf notes") with Prudential Insurance Company of America ("Prudential") and affiliates. The notes mature February 2, 2009 and bear interest at the rate of 6.84% per annum.


                              * * * * * * * * * *