Form 10-Q
period 1999-03-31
WASTE INDUSTRIES INC
filed 1999-05-17
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

      Common Stock, No Par Value                       13,853,980 shares
              (Class)                          (Outstanding at May 10, 1999)

PART 1 - Financial Information

Item 1. Financial Statements

                             WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,       March 31,
                                                                         1998             1999
                                                                         ----             ----
                                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $   3,665,073    $   1,400,815
Accounts receivable - trade, less allowance for
    uncollectible accounts (1998- $699,600; 1999- $684,800)            16,834,606       18,611,493
Inventories                                                             1,334,409        1,439,233
Current deferred income taxes                                             493,835          493,835
Prepaid expenses and other current assets                               1,588,920        2,134,468
                                                                    -------------    -------------
        Total current assets                                           23,916,843       24,079,844
                                                                       ----------       ----------

PROPERTY AND EQUIPMENT, net                                            88,801,179      106,906,225
INTANGIBLE ASSETS, net                                                 63,073,024       61,267,854
OTHER NONCURRENT ASSETS                                                   410,122          408,155
                                                                    -------------    -------------
TOTAL ASSETS                                                        $ 176,201,168    $ 192,662,078
                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                $   1,877,128    $     558,631
Accounts payable - trade                                               10,170,654        9,050,956
Federal and state income taxes payable                                    187,906        1,059,658
Accrued expenses and other liabilities                                  2,995,160        3,770,766
Deferred revenue                                                        1,742,921        2,089,098
                                                                    -------------    -------------
    Total current liabilities                                          16,973,769       16,529,109
                                                                    -------------    -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                              86,464,655      110,191,360
NONCURRENT DEFERRED INCOME TAXES                                        7,837,818        8,212,818
DISPOSAL SITE CLOSURE AND LONG-TERM CARE OBLIGATIONS                      262,133          555,004
COMMITMENTS AND CONTINGENCIES                                                 --               --

SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, shares authorized -
    10,000,000, shares issued and outstanding - none                          --               --
Common stock, no par value, shares authorized - 80,000,000, shares
    issued and outstanding: 1998 - 13,380,905; 1999 - 13,573,105       41,148,148       42,255,085
Paid-in capital                                                         7,245,000        4,881,844
Retained earnings                                                      16,596,296       21,810,793
Note receivable - Liberty Waste                                                --      (11,538,000)
Shareholders' loans and receivables                                      (326,651)        (235,935)
                                                                    -------------    -------------
        Total shareholders' equity                                     64,662,793       57,173,787
                                                                    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 176,201,168    $ 192,662,078
                                                                    =============    =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 1998            1999
                                                 ----            ----
REVENUES:
    Service revenues                        $ 38,988,669    $ 47,290,651
    Equipment sales                              351,058         245,779
                                            ------------    ------------
       Total revenues                         39,339,727      47,536,430
                                            ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of service operations                  24,459,282      29,232,447
  Cost of equipment sales                        193,575         103,518
                                            ------------    ------------
       Total cost of operations               24,652,857      29,335,965
                                            ------------    ------------

  Selling, general and administrative          6,362,482       7,092,497
  Depreciation and amortization                3,706,405       5,056,734
  Merger and start up costs                       77,100              --
                                            ------------    ------------

       Total operating costs and expenses     34,798,844      41,485,196
                                            ------------    ------------

OPERATING INCOME                               4,540,883       6,051,234

OTHER EXPENSE (INCOME):
  Interest expense                               920,299       1,618,144
  Other                                         (118,167)        (93,516)
                                            ------------    ------------
       Total other expense (income)              802,132       1,524,628
                                            ------------    ------------

INCOME BEFORE INCOME TAXES                     3,738,751       4,526,606

INCOME TAX EXPENSE:
  Current and deferred                         1,360,000       1,675,288
                                            ------------    ------------

NET INCOME - HISTORICAL BASIS               $  2,378,751    $  2,851,318
                                            ============    ============

EARNINGS PER SHARE - HISTORICAL BASIS:
BASIC                                       $       0.19    $       0.21
DILUTED                                     $       0.18    $       0.21

INCOME BEFORE
  INCOME TAXES                              $  3,738,751

PRO FORMA INCOME TAXES                         1,385,000

PRO FORMA NET INCOME                        $  2,353,751

PRO FORMA EARNINGS PER SHARE:
BASIC                                       $       0.19
DILUTED                                     $       0.18

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
BASIC                                         12,651,701      13,501,905
DILUTED                                       13,037,681      13,859,513

See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                1998           1999
                                                                ----           ----
OPERATING ACTIVITIES:
Net income - historical basis                                 2,378,751      2,851,318
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               3,706,405      5,056,734
  Gain on sale of property and equipment                         (6,725)       (51,318)
  Change in closure/post closure liabilities                     10,612        292,871
Changes in assets and liabilities, net of effects
  from acquisitions of related businesses:
  Accounts receivable - trade                                (4,300,684)    (1,322,042)
  Inventories                                                   (18,396)      (104,824)
  Prepaid and other current assets                             (318,900)      (517,378)
  Accounts payable - trade                                    2,872,481     (1,209,212)
  Income taxes payable                                        1,309,690      1,246,752
  Accrued expenses and other liabilities                       (128,526)       342,939
  Deferred revenue                                              212,595        346,177
                                                           ------------   ------------

        Net cash provided by operating activities             5,717,303      6,932,017
                                                           ------------   ------------

INVESTING ACTIVITIES:
  Other noncurrent assets                                        39,764          1,967
  Acquisitions of related business, net of cash acquired     (2,661,933)   (13,224,522)
  Proceeds from sale of property and equipment                  112,704         88,065
  Purchases of property and equipment                        (7,939,002)    (8,746,637)
                                                           ------------   ------------

Net cash used by investing activities                       (10,448,467)   (21,881,127)
                                                           ------------   ------------

FINANCING ACTIVITIES:
 Bank Overdraft                                                573,045             --
 Proceeds from issuance of long-term debt                   16,750,281     48,142,551
 Principal payments on long-term debt                      (12,561,207)   (27,298,375)
 Repayments of notes receivable from shareholders                   --         90,716
 Increase in shareholder loans                                 (43,033)            --
 Proceeds from issuance of common stock                             --      3,250,080
 Proceeds from exercised options                                    --         44,101
 Subchapter S distributions to shareholders                   (582,005)            --
 Loan to Liberty Waste                                              --    (11,538,000)
 Other                                                              --         (6,221)
                                                            ---------        ---------
Net cash provided by financing activities                     4,137,081     12,684,852
                                                           ------------   ------------

NET DECREASE                                                   (594,083)    (2,264,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,175,557      3,665,073
                                                           ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    581,474   $  1,400,815
                                                           ============   ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation


The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Recent Developments

Poolings-of-Interests Transactions:

The Company has restated the previously issued financial statements for the three months ended March 31, 1998 to reflect the following acquisitions accounted for as poolings-of-interests:

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

   Merger costs, consisting primarily of professional fees, were approximately $77,100 for the three months ended March 31, 1998. Prior to these acquisitions, RAD, RTS and Dumpsters had elected S Corporation status for income tax purposes. As a result of these mergers, RAD, RTS and Dumpsters, terminated their S Corporation elections. Pro forma provision for income taxes is presented for the three-month period ended March 31, 1998 as if RAD, RTS and Dumpsters had been taxed as C Corporations.

   Purchase Acquisitions:

   Also during the three months ended March 31, 1999, the Company made the following acquisitions accounted for as purchases:

   o On January 14, 1999, the Company acquired a regional municipal solid waste landfill in Decatur County, Tennessee from Waste Services of Decatur, LLC ("WSD") through Liberty Waste Services, LLC ("Liberty") for approximately $12.9 million in cash. The acquisition was funded with borrowings under the Company's long-term bank notes payable.

   o On February 12, 1999 the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection and recycling businesses of Clary's Container Corp., located in Max Meadow, Virginia for approximately $1.3 million in cash.


Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 1999 are as follows:

Fair value of tangible assets acquired           14,344,020
Liabilities assumed                              (2,086,213)
Non-compete agreements and contracts                 12,000
Goodwill                                            777,557
                                                -----------
Cash paid in acquisitions                       $13,047,364
                                                ===========

Non-compete agreements and contracts are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method over 25-40 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. Such allocation has been based on preliminary estimates which may be revised at a later date.

The unaudited pro forma results of operations reflecting the effects of the acquisitions in the first quarter of 1999 are not presented because the effects are immaterial.


2.  INCOME TAXES

Certain companies acquired in poolings-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.


3. PRO FORMA EARNINGS PER SHARE

Pro forma basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the acquisitions accounted for applying the pooling of interests method of accounting (including two acquisitions of entities under common control during the quarter ended March 31, 1998).

4. SHAREHOLDERS' EQUITY

On April 1, 1999, pursuant to its 1997 Stock Option Plan, the Company granted certain employees options to purchase 37,425 shares at $15.25 per share, the fair market value on the date of grant, and other employees options to purchase 23,045 shares at $16.78 per share.

On March 1, 1999, the Company received approximately $44,000 in proceeds from the exercise of options to purchase 9,200 shares of common stock.

On February 4, 1999, the Company issued 183,000 shares of common stock to Liberty Waste Services, LLC for $3.5 million. Also accounted for in equity is a loan made to Liberty Waste Services for $11.5 million.

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

The Company will have material financial obligations relating to closure and post-closure of landfill facilities which it has acquired through March 31, 1999. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. CERTAIN MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO THE ABILITY TO MANAGE GROWTH, THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS, COMPETITION, GEOGRAPHIC CONCENTRATION, GOVERNMENT REGULATION AND OTHERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE

RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

OVERVIEW

Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers primarily in North Carolina, South Carolina, Mississippi, Tennessee, Virginia, Alabama, Georgia and Florida.

The Company has acquired 38 solid waste collection operations since 1990. Thirty-three of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses accounted for as purchases have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The common control mergers (ECO and ACS) and the poolings-of-interests transactions (RAD, RTS and Dumpsters) have been included in the Company's financial statements for all periods presented. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.


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

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns or operates 18 transfer stations which reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. As a result of the RAD, TransWaste and Waste Services of Decatur, LLC business combinations, the Company owns and operates three landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At March 31, 1999, the Company had recorded $1,216,167 of capitalized land acquisition costs in connection with the development of a new land clearing and inner debris ("LCID") landfill and $63,291 relating to pending acquisitions.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:

                                       Three Months Ended
                                            March 31,
                                            ---------

                                         1998      1999
                                         ----      ----

Total Revenues                          100.0%    100.0%
Service revenues                         99.1%     99.5%
Equipment sales                           0.9%      0.5%
                                         ----      ----

Cost of service operations               62.2%     61.6%
Cost of equipment sales                   0.5%      0.2%
Selling, general and administrative      16.2%     14.9%
Depreciation and amortization             9.4%     10.6%
Merger and start up costs                 0.2%      0.0%
                                         ----      ----

Operating income                         11.5%     12.7%
Interest expense                          2.3%      3.4%
Other income                             (0.3)%    (0.2)%
                                         ----      ----

Income before income taxes                9.5%      9.5%
Income taxes (1)                          3.5%      3.5%
                                         ----      ----

Net income (1)                            6.0%      6.0%
                                         ====      ====


(1) Certain companies acquired in poolings-of-interests transactions in fiscal 1998 were previously taxed as S corporations. For the three-month period ended March 31, 1998, income taxes have been computed as if the companies acquired were subject to federal and all applicable state corporate income taxes for the period presented assuming the tax rate that would have applied had the companies been taxed as C corporations.

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

REVENUES. Total revenues increased approximately $8.2 million, or 20.8%, for the three-month period ended March 31, 1999, as compared with the same period in 1998. This increase was attributable primarily to the following factors: (i) the effect of eight businesses acquired during the year ended December 31, 1998 and two businesses acquired during the three months ended March 31, 1999; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Cost of operations increased $4.7 million, or 19.0%, for the three-month period ended March 31, 1999, compared to the same period in 1998. This increase was attributable primarily to the following factors: (i) the effect of eight businesses acquired during the year ended December 31, 1998 and two businesses acquired during the three-months ended March 31, 1999; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

SG&A. SG&A increased $730,000, or 11.5%, for the three-month period ended March 31, 1999. As a percentage of revenues, SG&A decreased from 16.2% to 14.9% in the first quarter of 1999 compared to the first quarter of 1998 due primarily to synergies achieved through acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.4 million, or 36.4%, for the three-month period ended March 31, 1999, compared to the same period in 1998. Depreciation and amortization, as a percentage of revenues, increased to 10.6% from 9.4% for the three-month period ended March 31, 1999, compared to the same period in 1998. The principal reasons for the increase were depreciation of additional property and equipment acquired and put into service because of higher collection volumes, depreciation of assets of acquired businesses and amortization of intangibles related to acquired businesses.

INTEREST EXPENSE. Interest expense increased $698,000, or 75.8%, for the three-month period ended March 31, 1999, compared to the same period in 1998. This increase was primarily due to the higher level of average outstanding indebtedness related to acquired businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1999 was $7.6 million compared to $6.9 million at December 31, 1998. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1999. The Company has a revolving credit facility with BB&T allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital. As of February 2, 1999, the Company has established three $25 million term loan facilities and a $25 million shelf facility with Prudential Insurance Company of America ("Prudential"). As of March 31, 1999, approximately $31.0 million was outstanding under the BB&T facility, which matures November 2002, and the Company had fully drawn down the three Prudential term facilities, leaving the Company with an uncommitted shelf facility of $25 million. Both of the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. At March 31, 1999, the Company was in compliance with all covenants. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 6.45% at March 31, 1999. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal. As of March 31, 1999, the Company had a compensating balance arrangement with BB&T for $375,000.

Net cash provided by operating activities totaled $6.9 million for the three months ended March 31, 1999, compared to $5.7 million for the three months ended March 31, 1998. This increase was caused principally by increases in net income and depreciation and amortization.

Net cash used in investing activities totaled $21.9 million for the three-months ended March 31, 1999, compared to $10.4 million for the three months ended March 31, 1998. This increase was caused principally by a higher level of acquisitions of related businesses.

Capital expenditures for 1999 are currently expected to be approximately $28.0 million, compared to $30.0 million in 1998. In 1999, approximately $20.0 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $1.0 for expansion of transfer station services and approximately $7.0 million for facilities, additions and improvements. The Company intends to fund its planned 1999 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. As an owner of and potential acquirer of additional new landfill disposal facilities, the Company may also be required to make significant expenditures to bring such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $12.7 million for the three months ended March 31, 1999, compared to $4.1 million for the three months ended March 31, 1998. The increase was primarily attributable to net increases in long-term debt due to acquisitions.

At March 31, 1999, the Company had approximately $110.7 million of long-term and short-term borrowings outstanding and approximately $540,000 in letters of credit. At March 31, 1999, the ratio of the Company's long-term debt to total capitalization was 66.0% compared to 57.2% at December 31, 1998.

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

As of March 31, 1999, the Company has substantially completed testing of information technology ("IT") systems with the assistance of software specialists and consultants. Based on these tests, the Company has determined that there are no current Year 2000 problems related to processing within these IT systems. Going forward, the Company will evaluate the need, if any, for further testing based on both hardware and software additions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 1999, the Company's market exposure was affected by the issuance of $48.1 million principal amount of senior notes and repayments of $27.3 million aggregate principal amount of senior and subordinated notes. Total fixed-rate long-term debt increased by the principal amount issued; the average interest rate at March 31, 1999 was 6.8%. The proceeds from the issuance were used to fund acquisitions during the three months ended March 31, 1999.

                                     PART II

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  No material modifications

     (b)  No material limitations or qualifications

     (c) During the three months ended March 31, 1999, the Company issued the following unregistered securities, none of which involved the use of underwriters or the payment of commissions:

     (1) On February 1, 1999, the Company issued 183,000 shares of its common stock to Liberty Waste Services, LLC. Such shares were issued in a transaction intended to qualify as a Section 4(2) exemption from registration.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None

     (b)  None


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999                          Waste Industries, Inc.
                                             (Registrant)

                                             By:    /s/ Stephen C. Shaw
                                                    ------------------------
                                                    Stephen C. Shaw
                                                    Vice President, Finance

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               First Quarter 1999


            Exhibit Number                     Exhibit Description
            --------------                     -------------------

                   11                  Computations of Earnings Per Share

                   27                  Financial Data Schedule


THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.