Form 10-Q
period 1999-06-30
WASTE INDUSTRIES INC
filed 1999-08-13
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


    Common Stock, No Par Value                                13,854,355 shares
           (Class)                              (Outstanding at August 13, 1999)

PART 1 - Financial Information

Item 1. Financial Statements

                                              WASTE INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,              June 30,
                                                                                          1998                    1999
                                                                                          ----                    ----

                                                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                               $3,665,073              $3,693,958
Accounts receivable - trade, less allowance for
  uncollectible accounts (1998-$699,600; 1999-$666,351)                                 16,834,606              23,091,093
Inventories                                                                              1,334,409               1,548,361
Current deferred income taxes                                                              493,835                 493,835
Prepaid expenses and other current assets                                                1,588,920               3,442,231
                                                                                        ----------              ----------
     Total current assets                                                               23,916,843              32,269,478
                                                                                        ----------              ----------

PROPERTY AND EQUIPMENT, net                                                             88,801,179             125,313,035
INTANGIBLE ASSETS, net                                                                  63,073,024              70,289,248
OTHER NONCURRENT ASSETS                                                                    410,122                 429,306
                                                                                        ----------             -----------
TOTAL ASSETS                                                                          $176,201,168            $228,301,067
                                                                                      ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                                    $1,877,128              $1,309,368
Accounts payable - trade                                                                10,170,654              12,542,554
Federal and state income taxes payable                                                     187,906                 731,940
Accrued expenses and other liabilities                                                   2,995,160               5,057,032
Deferred revenue                                                                         1,742,921               2,309,296
                                                                                        ----------              ----------
   Total current liabilities                                                            16,973,769              21,950,190
                                                                                        ----------              ----------


LONG-TERM DEBT, NET OF CURRENT MATURITIES                                               86,464,655             131,859,088
NONCURRENT DEFERRED INCOME TAXES                                                         7,837,818               8,612,818
DISPOSAL SITE CLOSURE AND LONG-TERM CARE OBLIGATIONS                                       262,133               1,184,485
COMMITMENTS AND CONTINGENCIES  (Note 5)                                                         --                      --

SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, shares authorized -
   10,000,000, shares issued and outstanding - none                                             --                      --
Common stock, no par value, shares authorized - 80,000,000, shares
   issued and outstanding: 1998 - 13,380,905; 1999 - 13,854,355                         41,148,148              46,710,742
Paid-in capital                                                                          7,245,000               7,245,000
Retained earnings                                                                       16,596,296              22,512,679
Note receivable - Liberty Waste                                                                 --             (11,538,000)
Shareholders' loans and receivables                                                       (326,651)               (235,935)
                                                                                        -----------            ------------

       Total shareholders' equity                                                       64,662,793              64,694,486
                                                                                        ----------              ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $176,201,168            $228,301,067
                                                                                      ============            ============

 See Notes to Unaudited Condensed Consolidated Financial Statements.


                                              WASTE INDUSTRIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                THREE-MONTHS ENDED                    SIX-MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                              1998             1999                 1998              1999
                                                              ----             ----                 ----              ----
Revenues:
  Service revenues                                        $41,099,832       $52,601,008         $80,088,501        $99,891,659
  Equipment sales                                             426,969           254,402             778,027            500,181
                                                              -------           -------             --------           -------
      Total revenues                                       41,526,801        52,855,410          80,866,528        100,391,840
                                                           ----------       -----------         -----------        -----------


Operating costs and expenses:
  Cost of operations                                       25,829,972        33,002,638          50,289,254         62,235,085
  Cost of equipment sales                                     307,762           190,079             501,337            293,597
  Selling, general and administrative                       6,358,258         7,427,033          12,720,740         14,519,545
  Depreciation and amortization expense                     3,938,089         5,405,292           7,644,494         10,462,026
  Merger and start-up costs                                   169,977           233,151             247,077            233,151
                                                           ----------        ----------            --------           -------
      Total operating costs and expenses                   36,604,058        46,258,193          71,402,902         87,743,404

Operating income                                            4,922,743         6,597,217           9,463,626         12,648,436

 Interest expense                                           1,048,812         2,123,602           1,995,591          3,935,073
 Interest income                                              (45,471)         (332,636)            (71,951)          (525,961)
 Other                                                       (145,851)          (58,115)           (264,018)          (151,631)
                                                            ---------          --------           ---------          ---------
    Total other expense, net                                  857,490         1,732,851           1,659,622          3,257,481
                                                             --------        ----------          ----------          ---------

Income before income taxes                                  4,065,253         4,864,366           7,804,004          9,390,955

Income tax expense
Income tax expensed                                         1,416,000         1,799,300           2,776,000          3,474,600
                                                           ----------        ----------          ----------          ---------

Net income                                                 $2,649,253        $3,065,066          $5,028,004         $5,916,355
                                                          ===========       ===========         ===========         ==========


Earnings per share:
    Basic                                                       $0.21             $0.22               $0.40              $0.43
    Diluted                                                     $0.20             $0.22               $0.39              $0.42

Income before income tax expense                           $4,065,253                            $7,804,004
Pro forma income taxes                                      1,506,000                             2,891,000
                                                           ----------                             ---------
Pro forma net income                                       $2,559,253                            $4,913,004
                                                           ==========                            ==========

Pro forma - Earnings Per Share:
    Basic                                                       $0.20                                 $0.39
    Diluted                                                     $0.20                                 $0.38

Weighted average common shares:
    Basic                                                  12,651,701        13,760,605          12,651,701         13,632,272
    Diluted                                                13,047,772        14,124,327          13,041,787         13,994,898


                                              WASTE INDUSTRIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                       Six-Months Ended
                                                                          June 30,
                                                                    1998             1999
                                                                    ----             ----
OPERATING ACTIVITIES:
Net income                                                       $5,028,004        $5,916,355
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   7,644,494        10,462,026
  Gain on sale of property and equipment                           (159,166)          (57,377)
  Provision for deferred income taxes                               470,000           354,933
  Change in closure/post closure liabilities                         20,720           922,352
Changes in assets and liabilities, net of effects
  from acquisitions of related businesses:
  Accounts receivable - trade                                    (1,573,632)       (4,621,747)
  Inventories                                                      (511,368)         (213,952)
  Prepaid and other current assets                                 (718,389)       (1,811,055)
  Accounts payable - trade                                        2,510,600         1,969,929
  Income taxes payable                                              553,515           544,034
  Accrued expenses and other liabilities                            168,397            (8,411)
  Deferred revenue                                                  131,020            (7,706)
                                                                 ----------        -----------
        Net cash provided by operating activities                13,564,195        13,449,381
                                                                 ----------        ----------
INVESTING ACTIVITIES:
  Other noncurrent assets                                          (445,730)         (441,950)
  Acquisitions of related business, net of cash acquired         (4,655,908)      (27,194,099)
  Proceeds from sale of property and equipment                      305,971            (6,587)
  Purchases of property and equipment                           (18,075,672)      (19,970,010)
                                                                -----------      ------------
Net cash used in investing activities                           (22,871,339)      (47,612,646)
                                                                -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                       69,682,464        79,518,028
  Principal payments on long-term debt                          (59,649,766)      (37,170,660)
  Repayments of notes receivable from shareholders                   95,302            90,716
  Increase in shareholder loans                                          --                --
  Proceeds from issuance of common stock                                 --         3,250,080
  Proceeds from exercised options                                        --            44,101
  Subchapter S distributions to shareholders                       (730,889)               --
  Loan to Liberty Waste                                                  --       (11,538,000)
  Other                                                               1,844            (2,115)
                                                                      -----            -------

Net cash provided by financing activities                         9,398,955        34,192,150
                                                                  ---------        ----------

NET INCREASE IN CASH                                                 91,811            28,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,175,557         3,665,073
                                                                  ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $1,267,368        $3,693,958
                                                                 ==========        ==========


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

Recent Developments

Purchase Acquisitions:

During the six months ended June 30, 1999, the Company made the following acquisitions accounted for as purchases:

    o On June 11, 1999, the Company acquired assets from A&S Waste Services, Inc. related to its solid waste collection and recycling business located in the Douglas, Georgia area for approximately $550,000 in cash.

    o On June 1, 1999, the Company acquired assets from Keith D. Threet of Crossville, Tennessee related to his waste collection business known as "Keith's Disposal Service" for approximately $200,000 in cash.

    o On May 31, 1999, the Company acquired assets from Elaine Woodard related to her residential solid waste collection and recycling business located in the Raleigh, North Carolina area and known as "A&B Sanitation" for approximately $320,000 in cash.

    o On May 20, 1999, the Company purchased customer routes, containers and certain other assets of K&S Sanitation, Inc. related to its residential solid waste collection business located in the Charlotte, North Carolina area for approximately $550,000 in cash.

    o On May 1, 1999, the Company acquired the assets of S&T Haulers, LLC associated with its solid waste collection and recycling business located in and around Kennesaw, Georgia for approximately $1.6 million in cash.

    o On May 1, 1999, the Company acquired North Mecklenburg Sanitation, Inc., which operates a solid waste collection business in and around Charlotte, North Carolina. The purchase price for this company was approximately $4.5 million in cash and 281,249 unregistered shares of our common stock which were registered effective June 1, 1999. This transaction expands the Company's operations into the Charlotte, North Carolina area.

    o On April 30, 1999, the Company made a tuck-in acquisition of Central Georgia Waste Services, Inc. for $0.5 million in cash. This tuck-in acquisition further expands the Company's existing operations in and around Atlanta, Georgia.

    o On April 1, 1999, the Company acquired Old Kings Road Solid Waste, Inc. which operates a landfill and a related solid waste collection business in and around Jacksonville, Florida, for approximately $1.0 million in cash. This acquisition gives the Company its fourth landfill and expands its operations into northeastern Florida, a new market for the Company in the Southeastern U.S.

    o On February 12, 1999 the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection and recycling businesses of Clary's Container Corp., located in Max Meadow, Virginia, for approximately $1.3 million in cash.

    o On January 14, 1999, the Company acquired a regional municipal solid waste landfill in Decatur County, Tennessee from Waste Services of Decatur, LLC ("WSD") through Liberty Waste Services, LLC ("Liberty") for approximately $12.9 million in cash. The acquisition was funded with borrowings under the Company's long-term bank notes payable.

Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 1999 are as follows:

Fair value of tangible assets acquired                               27,153,529
Liabilities assumed                                                  (5,945,707)
Non-compete agreements and contracts                                     94,420
Goodwill                                                             10,343,401
                                                                     ----------

Net acquisition costs                                               $31,645,643
                                                                    ===========

Net acquisition costs include the issuance of 281,249 shares of the Company's common stock with a fair value of $4,451,541 as partial consideration for certain business acquisitions (see Note 4).

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

The unaudited pro forma results of operations reflecting the effects of the acquisitions for the three- and six-month periods ended June 30, 1999 are not presented because the effects are immaterial.

Pooling-of-Interests Transactions:

On August 28, 1998, the Company acquired, in exchange for 388,311 shares of Company common stock valued at approximately $8.5 million, all of the outstanding stock of Railroad Avenue Disposal, Inc. ("RAD"), a Mississippi corporation that owns and operates a Class I rubbish pit and sand and gravel operation in northwest Mississippi. The Company has restated the previously issued financial statements for the three and six months ended June 30, 1998 to reflect this acquisition, which was accounted for as a pooling-of-interests.

The RAD transaction and the related restatement were immaterial to the Company's previously issued consolidated statements of operations for the three and six months ended June 30, 1998.

2.  INCOME TAXES

Certain companies acquired in poolings-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

3. PRO FORMA EARNINGS PER SHARE

Pro forma basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the acquisitions accounted for applying the pooling of interests method of accounting (including four acquisitions of entities under common control during the three and six months ended June 30, 1998).


4. SHAREHOLDERS' EQUITY

On May 4, 1999, the Company issued 281,249 shares of common stock to James M. Williamson and Dwane J. Williamson for approximately $4.5 million in connection with the acquisition of North Mecklenburg Sanitation, Inc.

On April 1, 1999, pursuant to its 1997 Stock Option Plan, the Company granted certain employees options to purchase 37,425 shares at $15.25 per share, the fair market value on the date of grant, and other employees options to purchase 23,045 shares at $16.775 per share.

On March 1, 1999, the Company received approximately $44,000 in proceeds from the exercise of options to purchase 9,200 shares of common stock.

On February 4, 1999, the Company issued 183,000 shares of common stock to Liberty Waste Services, LLC for $3.3 million. Also accounted for in equity is a loan made to Liberty Waste Services for $11.5 million.


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

The Company will have material financial obligations relating to closure and post-closure of landfill facilities which it has acquired through June 30, 1999. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

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

OVERVIEW

Waste Industries is a regional, integrated provider of solid waste services. The Company operates primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collections, transfer, recycling, processing and disposal services for 39 branch facilities, 22 transfer stations, over 100 county convenience drop-off centers, seven recycling facilities and four landfills. The Company had revenues of $171.3 million and operating income of $20.1 million in the year ended December 31, 1998, and revenues of $100.4 million and operating income of $12.6 million in the six months ended June 30, 1999.

The Company's presence in high-growth markets in the Southeastern U.S., including North Carolina, Georgia and Florida, has supported its internal growth. In addition, from 1990 through the six months ended June 30, 1999, the Company acquired 46 solid waste disposal operations. Current levels of population growth and economic development in the Southeastern U.S. and the Company's strong market presence in the region should provide the Company an opportunity to increase its revenues and market share. As the Company adds customers in existing markets, its density should improve, which the Company expects will increase its collection efficiencies and profitability.


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

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns or operates 22 transfer stations which reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company owns and operates four landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At June 30, 1999, the Company had recorded $191,328 of capitalized land acquisition costs in connection with the development of a new land clearing and inner debris ("LCID") landfill.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's Unaudited Condensed Statements of Operations:

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                              -----------------------------     -------------------------
                                                  1998          1999               1998        1999
                                                  ----          ----               ----        ----

Total revenues                                   100.0%        100.0%             100.0%      100.0%
Service revenues                                  99.0%         99.5%              99.0%       99.5%
Equipment Sales                                    1.0%          0.5%               1.0%        0.5%
                                                   ----          ----               ----        ----
Cost of service operations                        62.2%         62.4%              62.2%       62.0%
Cost of equipment sales                            0.7%          0.4%               0.6%        0.3%
Selling, general and administrative               15.3%         14.1%              15.7%       14.5%
Depreciation and amortization                      9.5%         10.2%               9.5%       10.4%
Merger and start-up costs                          0.4%          0.4%               0.3%        0.2%
                                                   ----          ----               ----        ----
Operating income                                  11.9%         12.5%              11.7%       12.6%
Interest expense                                   2.5%          3.4%               2.3%        3.4%
Other income                                      -0.4%         -0.1%              -0.3%       -0.2%
                                                  -----         -----              -----       -----
Income before income taxes                         9.8%          9.2%               9.7%        9.4%
Income taxes  (1)                                  3.6%          3.4%               3.6%        3.5%
                                                   ----          ----               ----        ----
Net income                                         6.2%          5.8%               6.1%        5.9%
                                                   ====          ====               ====        ====





(1) Certain companies acquired in poolings-of-interests transactions in fiscal 1998 were previously taxed as S corporations. For the three- and six-month periods ended June 30, 1998, income taxes have been computed as if the companies acquired were subject to federal and all applicable state corporate income taxes for the period presented assuming the tax rate that would have applied had the companies been taxed as C corporations.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 VS. THREE AND SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Total revenues increased approximately $11.3 million, or 27.3%, and $19.5 million, or 24.2%, for the three- and six- month periods ended June 30, 1999, respectively, as compared with the same periods in 1998. These increases for each 1999 period were attributable primarily to the following factors: (i) the effect of eight businesses acquired during the year ended December 31, 1998 and nine businesses acquired during the six months ended June 30, 1999; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Cost of operations increased $7.2 million, or 27.8%, and $11.9 million, or 23.8%, for the three-and six-month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. These increases for each 1999 period were attributable primarily to the following factors: (i) the effect of eight businesses acquired during the year ended December 31, 1998 and nine businesses acquired during the six-months ended June 30, 1999; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

SG&A. SG&A increased $1.1 million, or 16.8%, and $1.8 million, or 14.1%, for the three- and six-month periods ended June 30, 1999, respectively. As a percentage of revenues, SG&A decreased from 15.3% to 14.1% in the second quarter of 1999 compared to the second quarter of 1998 and from 15.7% to 14.5% in the first half of 1999 compared to the first half of 1998, due primarily to synergies achieved through acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.5 million, or 37.3%, and $2.8 million, or 36.9%, for the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. Depreciation and amortization, as a percentage of revenues, increased to 10.2% from 9.5%, and to 10.4% from 9.5%, for the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The principal reasons for the increase were depreciation of additional property and equipment acquired and put into service because of higher collection volumes, depreciation of assets of acquired businesses, amortization of landfill costs, and amortization of intangibles related to acquired businesses.

INTEREST EXPENSE. Interest expense increased $1.1 million, or 102.5%, and $1.9 million, or 97.2%, for the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. These increases for each 1999 period were primarily due to the higher level of average outstanding indebtedness related to acquired businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1999 was $10.3 million compared to $6.9 million at December 31, 1998. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1999. The Company has a revolving credit facility with Branch Banking & Trust ("BB&T") allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital. The Company has also established three $25 million term loan facilities and a $25 million shelf facility with Prudential Insurance Company of America ("Prudential"). As of June 30, 1999, approximately $50.0 million was outstanding under the BB&T facility, which matures November 2002, and the Company had fully drawn down the three Prudential term facilities, leaving the Company with an uncommitted shelf facility of $25 million. Both the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. At June 30, 1999, the Company was in compliance with all covenants. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 6.83% at June 30, 1999. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the three Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal. As of June 30, 1999, the Company had a compensating balance arrangement with BB&T for $375,000.

Net cash provided by operating activities totaled $13.4 million for the six months ended June 30, 1999, compared to $13.6 million for the six months ended June 30, 1998. This decrease was caused principally by increases in net income and depreciation and amortization which was partially offset by increases in accounts receivable balances outstanding.

Net cash used in investing activities totaled $52.1 million for the six months ended June 30, 1999, compared to $22.9 million for the six months ended June 30, 1998. This increase was caused principally by a higher level of acquisitions of related businesses.

Capital expenditures for 1999 are currently expected to be approximately $28.0 million, compared to $30.0 million in 1998. In 1999, approximately $20.0 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $1.0 for expansion of transfer station services and approximately $7.0 million for facilities, additions and improvements. The Company intends to fund its planned 1999 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. As an owner of and potential acquirer of additional new landfill disposal facilities, the Company may also be required to make significant expenditures to bring such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for these facilities or expand their available disposal capacity. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $34.2 million for the six months ended June 30, 1999, compared to $9.4 million for the six months ended June 30, 1998. The increase was primarily attributable to net increases in long-term debt due to acquisitions.

At June 30, 1999, the Company had approximately $133.2 million of long-term and short-term borrowings outstanding and approximately $465,500 in letters of credit. At June 30, 1999, the ratio of the Company's long-term debt to total capitalization was 67.1% compared to 57.2% at December 31, 1998.

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

As of June 30, 1999, the Company has substantially completed testing of information technology ("IT") systems with the assistance of software specialists and consultants. Based on these tests, the Company has determined that there are no current Year 2000 problems related to processing within these IT systems. Going forward, the Company will evaluate the need, if any, for further testing based on both hardware and software additions.

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

The Company has incurred approximately $10,000 of Year 2000 project expenses to date for IT and non-IT systems. The expenses were funded by cash generated from operations. Future expenses are expected to be approximately $10,000. Total Year 2000 expenses are expected to be approximately 2% of the Company's 1999 IT budget. These expectations are based on future hardware and software modifications, if any, and the planned testing of the Company's personal computers. Such testing of the Company's personal computers was substantially completed during the first half of 1999. Such cost estimates are based on presently available information and actual costs may materially differ from such expectations as the Company continues to evaluate Year 2000 issues. Furthermore, the Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Other IT projects within the Company have not been delayed as a result of the Company's Year 2000 activities.

The Company has identified the two most reasonably likely worst case scenarios that the Year 2000 problem could have on operations. First, the Company has identified several large municipal customers whose potential cash payment delay, in the event of complications with the Year 2000 problem, could adversely impact the Company's short term cash flow. However, in the event of such a complication, the Company plans to utilize its existing unused bank working capital line of credit. Second, the Company has identified a potential delay in diesel deliveries as another reasonably likely worst case scenario. However, in the event of an interruption of short-term diesel supplies as a result of Year 2000 problems, the Company believes that existing bulk storage facilities at each branch will be adequate to supply diesel for operations.

With regard to risk and contingency plans, due to the nature of the Company's operations, the Company's management does not believe that the Year 2000 issue will have a materially adverse effect on its financial condition or results of operations. Accordingly, the Company has not developed a contingency plan based on currently obtained knowledge. The Company provides service to a largely diversified customer base and has a large supplier network. Accordingly, the Company believes that these factors will mitigate potential adverse Year 2000 impacts. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency and risk evaluation process is an ongoing one which will require further modifications as the Company obtains future information regarding third party readiness. Furthermore, the Company's beliefs and expectations, are based on certain assumptions and expectations that may ultimately prove to be inaccurate. The Company's senior management and the Board of Directors has received and will continue to receive regular updates on the status of the Company's Year 2000 readiness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 1999, the Company's market exposure was affected by the issuance of $79.5 million principal amount of senior notes and repayments of $37.2 million aggregate principal amount of senior and subordinated notes. Total fixed-rate long-term debt increased by the principal amount issued; the average interest rate at June 30, 1999 was 6.83%. The proceeds from the issuance were used to fund acquisitions during the three and six months ended June 30, 1999.

In addition the Company acquired $2.5 million in non-interest bearing debt through acquisitions.

                                    PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)  No material modifications

      (b)  No material limitations or qualifications

      (c) During the six months ended June 30, 1999, the Company issued the following unregistered securities, none of which involved the use of underwriters or the payment of commissions:

      (1) On February 1, 1999, the Company issued 183,000 shares of its common stock to Liberty Waste Services, LLC. Such shares were issued in a transaction intended to qualify as a Section 4(2) exemption from registration.

      (2) On May 4, 1999, the Company issued 281,249 shares of its common stock to James M. Williamson and Dwane J. Williamson. These shares were registered for resale on a Form S-3 Registration Statement that became effective June 1, 1999.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 26, 1999. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The elected the following persons as directors of the Company: Lonnie C. Poole, Jr.; Jim W. Perry; J. Gregory Poole, Jr.; Thomas F. Darden; and Thomas C. Cannon. The votes for and against (withheld) each nominee were as follows:

     Nominee                 Votes For     Votes Withheld       Votes Abstained
     -------                 ---------     --------------       ---------------
Lonnie C. Poole, Jr.        11,551,331         10,700                  0
Jim W. Perry                11,551,331         10,700                  0
J. Gregory Poole, Jr.       11,551,331         10,700                  0
Thomas F. Darden            11,547,331         14,700                  0
Thomas C. Cannon            11,551,331         10,700                  0

(b) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999, with 11,560,535 shares voting for, 1,000 shares against and 496 shares abstained.

ITEM 5.  OTHER INFORMATION

Pursuant to recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, any shareholders seeking to have a proposal considered at the 2000 Annual Meeting of Shareholders must notify the Company of such proposal by March 16, 2000 or the persons acting as proxies may exercise their discretionary voting authority on the proposal notwithstanding that the shareholders have not been advised of the proposal prior to the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      None

       (b)      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999                Waste Industries, Inc.
                                      (Registrant)

                                      By:     /s/ Stephen C. Shaw
                                              -------------------
                                              Stephen C. Shaw
                                              Vice President, Finance

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               Second Quarter 1999

        Exhibit Number                                 Exhibit Description
        --------------                                 -------------------

              11                             Computations of Earnings Per Share

              27                             Financial Data Schedule

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.