Form 10-Q
period 1999-09-30
WASTE INDUSTRIES INC
filed 1999-11-15
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                         Commission File Number 0-22417

                             Waste Industries, Inc.
             (exact name of Registrant as specified in its charter)

                North Carolina                         56-0954929
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)

                          3301 Benson Drive, Suite 601
                             Raleigh, North Carolina
                    (Address of principal executive offices)

                                      27609
                                   (Zip Code)

                                 (919) 325-3000
              (Registrant's telephone number, including area code)

                               3949 Browning Place
                             Raleigh, North Carolina
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       Common Stock, No Par Value                  13,854,355 shares
                 (Class)                 (Outstanding at November 11, 1999)

PART 1 - Financial Information

Item 1. Financial Statements

                             WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,        SEPTEMBER 30,
                                                                                       1998                  1999
                                                                                --------------------  ---------------------
       ASSETS                                                                                             (UNAUDITED)
       CURRENT ASSETS:
        Cash and cash equivalents                                                        $     3,665             $      917
        Accounts receivable - trade, less allowance for uncollectible
                 accounts (1998-$700 -  1999-$1,358)                                          16,835                 25,491
        Inventories                                                                            1,334                  1,759
        Prepaid expenses and other current assets                                              1,589                  3,660
        Current deferred income taxes                                                            494                    494
                                                                                --------------------  ---------------------
             Total Current Assets                                                             23,917                 32,321
                                                                                --------------------  ---------------------
       PROPERTY AND EQUIPMENT, net                                                            88,801                127,559
       INTANGIBLE ASSETS, net                                                                 63,073                 69,620
       OTHER NONCURRENT ASSETS                                                                   410                    456
                                                                                --------------------  ---------------------
       TOTAL ASSETS                                                                     $    176,201           $    229,956
                                                                                ====================  =====================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES:
        Current maturities of long-term debt                                             $     1,877            $     4,698
        Accounts payable - trade                                                              10,171                  9,242
        Federal and state income taxes payable                                                   188                    243
        Accrued expenses and other liabilities                                                 2,995                  4,431
        Deferred revenue                                                                       1,743                  2,450
                                                                                --------------------  ---------------------
           Total current liabilities                                                          16,974                 21,064
                                                                                --------------------  ---------------------
       LONG TERM DEBT, net of current maturities                                              86,465                129,486
       NONCURRENT DEFERRED INCOME TAXES                                                        7,838                 10,322
       DISPOSAL SITE CLOSURE AND LONG-TERM CARE OBLIGATIONS                                      262                  1,435
       COMMITMENTS AND CONTINGENCIES  (Note 5)                                                    -                      -
       SHAREHOLDERS' EQUITY:
         Preferred stock, undesignated, shares authorized - 10,000,000 shares
             issued and outstanding - none                                                        -                      -
         Common stock, no par value, shares authorized - 80,000,000, shares
             issued and outstanding: 1998 - 13,380,905; 1999 - 13,854,355                     41,148                 46,711
         Paid-in capital                                                                       7,245                  7,245
         Retained earnings                                                                    16,596                 25,467
         Note receivable - Liberty Waste                                                                            (11,538)
         Shareholders' loans and receivables                                                  (327)                    (236)
                                                                                --------------------  ---------------------
            Total Shareholders' Equity                                                        64,662                 67,649
                                                                                --------------------  ---------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    176,201           $    229,956
                                                                                ====================  =====================

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                           ------------------------------------------------
                                              1998         1999          1998        1999
                                           ---------    ---------    ---------    ---------
REVENUES:
  Service                                  $  44,248    $  56,023    $ 124,336    $ 155,915
  Equipment                                      556          448        1,335          948
                                           ---------    ---------    ---------    ---------
      Total revenues                          44,804       56,471      125,671      156,863
                                           ---------    ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
 Operations                                   28,100       35,354       78,389       97,589
 Equipment sales                                 423          308          924          602
 Selling, general and administrative           6,411        8,344       19,132       22,864
 Depreciation and amortization                 4,220        5,887       11,864       16,349
 Merger and start-up                             254          102          502          334
                                           ---------    ---------    ---------    ---------
      Total operating costs and expenses      39,408       49,995      110,811      137,738
OPERATING INCOME                               5,396        6,476       14,860       19,125
 Interest expense                              1,195        2,316        3,191        6,251
 Interest income                                  (7)        (392)         (79)        (918)
 Other                                          (137)        (142)        (401)        (293)
                                           ---------    ---------    ---------    ---------
      Total other expense, net                 1,051        1,782        2,711        5,040
                                           ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                     4,345        4,694       12,149       14,085
INCOME TAX EXPENSE                             1,470        1,739        4,246        5,214
                                           ---------    ---------    ---------    ---------
NET INCOME                                 $   2,875    $   2,955    $   7,903    $   8,871
                                           =========    =========    =========    =========
Earnings Per Share:
    Basic                                  $    0.22    $    0.21    $    0.62    $    0.65
    Diluted                                $    0.22    $    0.21    $    0.60    $    0.63
INCOME BEFORE INCOME TAXES                 $   4,345                 $  12,149
PRO FORMA INCOME TAX EXPENSE                   1,530                     4,486
                                           ---------                 ---------
PRO FORMA NET INCOME                       $   2,815                 $   7,663
                                           =========                 =========
Pro forma - Earnings Per Share:
    Basic                                  $    0.22                 $    0.60
    Diluted                                $    0.21                 $    0.59
Weighted Average Common Shares:
    Basic                                     12,817       13,854       12,707       13,707
    Diluted                                   13,218       14,203       13,096       14,063

                             WASTE INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                ----------------------
                                                                  1998          1999
                                                                ---------    ---------
  OPERATING ACTIVITIES:
  Net income                                                    $   7,903    $   8,871
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                  11,864       16,349
    Gain on sale of property and equipment                           (205)        (236)
    Provision for deferred income taxes                             1,300        2,084
    Change in closure/post closure liabilities                         --        1,172
  Changes in assets and liabilities, net of effects from
      acquisitions of related businesses:
      Accounts receivable - trade                                    (334)      (7,021)
      Inventories                                                  (1,096)        (425)
      Prepaid and other current assets                               (388)      (2,029)
      Accounts payable - trade                                       (609)      (1,332)
      Income taxes payable                                            (14)          55
      Accrued expenses and other liabilities                           42         (654)
      Deferred revenue                                               (200)         133
                                                                ----------   ---------
      Net cash provided by operating activities                    18,263       16,967
                                                                ----------   ---------
INVESTING ACTIVITIES:
  Other noncurrent assets                                            (587)        (245)
  Acquisition of related business, net of cash acquired           (25,913)     (27,487)
  Proceeds from sale of property and equipment                        552          493
  Purchases of property and equipment                             (24,059)     (27,685)
                                                                ----------   ---------
      Net cash used in investing activities                       (50,007)     (54,924)
                                                                ----------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long term debt                        102,689       96,566
  Principal payments of long-term debt                            (69,225)     (53,202)
  Repayments of loans and receivables from shareholders               257           91
  Net proceeds from common stock issuance                                        3,250
  Net proceeds from exercised options                                               44
  Cash distributions to S-Corporation shareholders                   (789)          --
  Loan to Liberty Waste                                                        (11,538)
  Other                                                                28           (2)
                                                                ----------   ---------
     Net cash provided by financing activities                     32,960       35,209
                                                                ----------   ---------
INCREASE (DECREASE) IN CASH                                         1,216       (2,748)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,176        3,665
                                                                ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   2,392    $     917
                                                                ----------   ---------

    See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Recent Developments

Purchase Acquisitions:

During the nine months ended September 30, 1999, the Company made the following acquisitions accounted for as purchases:

    o On June 11, 1999, the Company acquired assets from A&S Waste Services, Inc. related to its solid waste collection and recycling business located in the Douglas, Georgia area for approximately $550,000 in cash.

    o On June 1, 1999, the Company acquired assets from Keith D. Threet of Crossville, Tennessee related to his waste collection business known as Keith's Disposal Service for approximately $200,000 in cash.

    o On May 31, 1999, the Company acquired assets from Elaine Woodard related to her residential solid waste collection and recycling business located in the Raleigh, North Carolina area and known as A&B Sanitation for approximately $320,000 in cash.

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

    o On April 30, 1999, the Company made a tuck-in acquisition of Central Georgia Waste Services, Inc. for $500,000 in cash. This tuck-in acquisition further expands the Company's existing operations in and around Atlanta, Georgia.

    o On April 1, 1999, the Company acquired Old Kings Road Solid Waste, Inc., which operates a landfill and a related solid waste collection business in and around Jacksonville, Florida, for approximately $5.0 million in cash. This acquisition gives the Company its fourth landfill and expands its operations into northeastern Florida, a new market for the Company in the southeastern U.S.

    o On February 12, 1999 the Company purchased equipment and customer contracts related to the commercial, industrial and residential solid waste collection and recycling businesses of Clary's Container Corp., located in Max Meadow, Virginia, for approximately $1.3 million in cash.

    o On January 14, 1999, the Company acquired a regional municipal solid waste landfill in Decatur County, Tennessee from Waste Services of Decatur, LLC through Liberty Waste Services, LLC for approximately $12.9 million in cash.

Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 1999 are as follows:

Fair value of tangible assets acquired         27,153,529
Liabilities assumed                            (5,945,707)
Non-compete agreements and contracts               94,420
Goodwill                                       10,636,299
                                               ----------

Net acquisition costs                         $31,938,541
                                              ===========


Net acquisition costs include the issuance of 281,249 shares of the Company's common stock with a fair value of $4,451,541 as partial consideration for certain business acquisitions (see Note 4).

Non-compete agreements and contracts are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method over 25 to 40 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. Such allocation has been based on preliminary estimates that may be revised at a later date.

The unaudited pro forma results of operations reflecting the effects of the acquisitions for the three- and nine-month periods ended September 30, 1999 are not presented because the effects are immaterial.


2.  INCOME TAXES

Certain companies acquired in poolings-of-interests transactions were previously taxed as S corporations. Pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

3. PRO FORMA EARNINGS PER SHARE

Pro forma basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. Common stock outstanding used to compute the weighted-average shares was retroactively adjusted for the acquisitions accounted for applying the pooling-of-interests method of accounting (including four acquisitions of entities under common control during the three and nine months ended September 30, 1998).

4. SHAREHOLDERS' EQUITY

On May 4, 1999, the Company issued 281,249 shares of common stock to James M. Williamson and Dwane J. Williamson for approximately $4.5 million in connection with the acquisition of North Mecklenburg Sanitation, Inc.

On April 1, 1999, pursuant to its 1997 Stock Option Plan, the Company granted certain employees options to purchase 37,425 shares of common stock at $15.25 per share, the fair market value on the date of grant, and other employees options to purchase 23,045 shares at $16.775 per share.

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

The Company will have material financial obligations relating to closure and post-closure of landfill facilities which it has acquired through September 30, 1999. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. CERTAIN MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO WEATHER CONDITIONS, THE ABILITY TO MANAGE GROWTH, THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS, COMPETITION, GEOGRAPHIC CONCENTRATION, GOVERNMENT REGULATION AND OTHERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

OVERVIEW

Waste Industries is a regional, integrated provider of solid waste services. The Company operates primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. We operate 40 collection operations, 22 transfer stations, approximately 100 county convenience drop-off centers, seven recycling facilities and five landfills in the southeastern U.S. The Company had revenues of $171.3 million and operating income of $20.1 million in the year ended December 31, 1998, and revenues of $156.9 million and operating income of $19.1 million in the nine months ended September 30, 1999.

The Company's presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Florida, has supported its internal growth. In addition, from 1990 through the nine months ended September 30, 1999, the Company acquired 46 solid waste disposal operations. Current levels of population growth and economic development in the southeastern U.S. and the Company's strong market presence in the region should provide the Company an opportunity to increase its revenues and market share. As the Company adds customers in existing markets, its density should improve, which the Company expects will increase its collection efficiencies and profitability.

RESULTS OF OPERATIONS

GENERAL

The Company's branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. The Company derives a substantial portion of its collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. The Company's residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers who receive services on a subscription basis are billed quarterly in advance and provide the Company with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in the Company's existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis, and usually range in duration from one to five years. Municipal contracts provide consistent cash flow during the term of the contracts.

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

The Company currently operates approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract, since the Company is paid regularly by the local government. The Company also operates seven recycling processing facilities as part of its collection and transfer operations, where it collects, processes, sorts and recycles paper products, aluminum and steel cans, pallets, certain plastics, glass, and certain other items. The Company's recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, the Company resells recycled commodities using commercially reasonable practices and seeks to manage commodity pricing risk by spreading the risk among its customers. The Company also operates curbside residential recycling programs in connection with its residential collection operations in most of the communities it serves.

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company operates 22 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company owns and operates five landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

The Company capitalizes certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion that the Company estimates to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized. At September 30, 1999, the Company had recorded $1.2 million of capitalized land acquisition costs in connection with the development of a new land clearing and inner debris ("LCID") landfill.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's unaudited condensed statements of operations:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------------   ----------------------------
                                                            1998          1999             1998          1999
                                                        ----------------------------   ----------------------------
      Total Revenues                                           100.0%        100.0%           100.0%        100.0%
      Service Revenues                                          98.8%         99.2%            98.9%         99.4%
      Equipment Sales                                            1.2%          0.8%             1.1%          0.6%
                                                        ----------------------------   ----------------------------
      Cost of service operations                                62.7%         62.6%            62.4%         62.2%
      Cost of equipment sales                                    0.9%          0.5%             0.7%          0.4%
      Selling, general and administrative                       14.3%         14.8%            15.2%         14.6%
      Depreciation and amortization                              9.4%         10.4%             9.4%         10.4%
      Merger and start-up costs                                  0.7%          0.2%             0.5%          0.2%
                                                        ----------------------------   ----------------------------
      Operating income                                          12.0%         11.5%            11.8%         12.2%
      Interest expense                                           2.6%          3.4%             2.4%          3.4%
      Other Income                                              -0.3%         -0.2%            -0.3%         -0.2%
                                                        ----------------------------   ----------------------------

      Income before income taxes                                 9.7%          8.3%             9.7%          9.0%
      Pro forma income taxes (1)                                 3.4%          3.1%             3.6%          3.3%
                                                        ----------------------------   ----------------------------
      Pro forma net income                                       6.3%          5.2%             6.1%          5.7%
                                                        ============================   ============================

(1) Certain companies acquired in pooling-of-interests transactions in fiscal 1998 were previously taxed as S corporations. For the three- and nine-month periods ended September 30, 1998, income taxes have been computed as if the companies acquired were subject to federal and all applicable state corporate income taxes for the period presented assuming the tax rate that would have applied had the companies been taxed as C corporations.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Total revenues increased approximately $11.7 million, or 26.0%, and $31.2 million, or 24.8%, for the three- and nine- month periods ended September 30, 1999, respectively, as compared with the same periods in 1998. These increases for each 1999 period were attributable primarily to the following factors: (i) the effect of eight businesses acquired during the year ended December 31, 1998 and ten businesses acquired during the nine months ended September 30, 1999; and (ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Cost of operations increased $7.3 million, or 25.8%, and $19.2 million, or 24.5%, for the three-and nine-month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. These increases for each 1999 period were attributable primarily to the following factors: (i) the effect of eight businesses acquired during the year ended December 31, 1998 and ten businesses acquired during the nine-months ended September 30, 1999; and
(ii) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

SG&A. SG&A increased $1.9 million, or 30.2%, and $3.7 million, or 19.5%, for the three- and nine-month periods ended September 30, 1999, respectively. As a percentage of revenues, SG&A increased from 14.3% to 14.8% in the third quarter of 1999 compared to the third quarter of 1998. This increase was due primarily to added bad debt expense, including for customers who were adversely affected by Hurricanes Dennis and Floyd. The decrease from 15.2% to 14.6% for the nine months ended compared to the same period in 1998, due primarily to synergies achieved through acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.7 million, or 39.5%, and $4.5 million, or 37.8%, for the three- and nine-month periods ended September 30, 1999, respectively, compared to the same periods in 1998. Depreciation and amortization, as a percentage of revenues, increased to 10.4% from 9.4% for both the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The principal reasons for the increase were depreciation of additional property and equipment acquired and put into service because of higher collection volumes, depreciation of assets of acquired businesses, amortization of landfill costs, and amortization of intangibles related to acquired businesses.

INTEREST EXPENSE. Interest expense increased $1.1 million, or 93.8%, and $3.1 million, or 95.9%, for the three- and nine-month periods ended September 30, 1999, respectively, compared to the same periods in 1998. These increases for each 1999 period were primarily due to the higher level of average outstanding indebtedness related to acquired businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1999 was $9.5 million compared to $6.9 million at December 31, 1998. The Company generally finances working capital requirements from internally generated funds and bank borrowings. After satisfying working capital and capital expenditure requirements, the Company applies remaining cash generated from operations to reducing indebtedness under its bank revolving credit facility, thereby minimizing cash balances.

The Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 1999. At September 30, 1999, the Company had a revolving credit facility with Branch Banking & Trust ("BB&T") allowing the Company to borrow up to $50 million for acquisitions and capital expenditures and $10 million for working capital, and three $25 million term loan facilities and a $25 million shelf facility with The Prudential Insurance Company of America ("Prudential"). Approximately $55 million was outstanding under the BB&T facility at September 30, 1999, and the Company had fully drawn down the three Prudential term loan facilities, leaving the Company with an uncommitted shelf facility of $25 million. Both the BB&T and the Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. At September 30, 1999, the Company was in compliance with all covenants. The 12-month weighted average interest rate on outstanding borrowings under the BB&T facility was 6.33% at September 30, 1999. Interest on the BB&T facility is payable monthly based on an adjusting spread to LIBOR. Interest on the three Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the

Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal. As of September 30, 1999, the Company had a compensating balance arrangement with BB&T for $375,000.

On November 9, 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which BankBoston, N.A. acts as agent. This new credit facility provides up to $200 million through November 2004. The Company has drawn approximately $55 million on the new facility to terminate and pay off the BB&T facility. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the BankBoston credit facility. Pursuant to an intercreditor agreement with BankBoston, Prudential shares in the collateral pledged under the BankBoston credit facility. In addition, the Company's subsidiaries have guarantied the Company's obligations under the Prudential term loan facilities. The BankBoston credit facility bears interest at a rate per annum equal to, at the Company's option, either a BankBoston base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The BankBoston facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of November 15, 1999, an aggregate of approximately $75 million was outstanding under the BankBoston credit facility, and the average interest rate on outstanding borrowings was approximately 8.25%.

Net cash provided by operating activities totaled $17.0 million for the nine months ended September 30, 1999, compared to $18.2 million for the nine months ended September 30, 1998. This decrease was caused principally by increases in outstanding accounts receivable balances that were partially offset by increases in net income and depreciation and amortization.

Net cash used in investing activities totaled $54.9 million for the nine months ended September 30, 1999, compared to $50.0 million for the nine months ended September 30, 1998. This increase was caused principally by (i) a higher level of acquisitions of related businesses and (ii) an increased level of purchases of property and equipment.

Capital expenditures for 1999 are currently expected to be approximately $30.0 million, compared to $30.0 million in 1998 which is consistent with 1998 levels. In 1999, approximately $22.0 million is expected to be utilized for vehicle and equipment additions and replacements, approximately $1.0 million for expansion of transfer station services and approximately $7.0 million for facilities, additions and improvements. The Company intends to fund its planned 1999 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. As an owner of and potential acquirer of additional new landfill disposal facilities, the Company may also be required to make significant expenditures to bring such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for these facilities or expand their available disposal capacity. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $35.2 million for the nine months ended September 30, 1999, compared to $33.0 million for the nine months ended September 30, 1998. The increase was primarily attributable to net increases in long-term debt due to acquisitions.

At September 30, 1999, the Company had approximately $134.2 million of long-term and short-term borrowings outstanding and approximately $768,000 in letters of credit. At September 30, 1999, the ratio of the Company's long-term debt to total capitalization was 65.7% compared to 57.2% at December 31, 1998.

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

As of September 30, 1999, the Company has substantially completed testing of information technology ("IT") systems with the assistance of software specialists and consultants. Based on these tests, the Company has determined that there are no current Year 2000 problems related to processing within these IT systems. Going forward, the Company will evaluate the need, if any, for further testing based on both hardware and software additions.

After an inventory of all non-IT systems within the Company, senior management determined that one non-IT system required an upgrade in order to be Year 2000 ready. The Company has purchased and installed the appropriate upgrade for this non-IT system and is, therefore, substantially Year 2000 ready with respect to non-IT systems.

The Company has initiated formal communications with its significant suppliers, business partners, and customers to determine the extent to which it may be affected by these third parties' plans to remedy their own Year 2000 issues in a timely manner. Although there can be no assurances as such, the financial impact of potential third party Year 2000 issues on the Company is not anticipated to be material to its financial position or results of operations.

The Company has incurred approximately $10,000 of Year 2000 project expenses to date for IT and non-IT systems. The expenses were funded by cash generated from operations. Future expenses are expected to be approximately $1,000 and will be funded by cash generated from operations. Total Year 2000 expenses are expected to be approximately 2% of the Company's 1999 IT budget. These expectations are based on future hardware and software modifications, if any, and the planned testing of the Company's personal computers. Such testing of the Company's personal computers was substantially completed during the first half of 1999. Such cost estimates are based on presently available information and actual costs may materially differ from such expectations as the Company continues to evaluate Year 2000 issues. Furthermore, the Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Other IT projects within the Company have not been delayed as a result of the Company's Year 2000 activities.

The Company has identified the two most reasonably likely worst case scenarios that the Year 2000 problem could have on operations. First, the Company has identified several large municipal customers whose potential cash payment delay, in the event of complications with the Year 2000 problem, could adversely impact the Company's short term cash flow. However, in the event of such a complication, the Company plans to draw on its existing credit facilities as necessary. Second, the Company has identified a potential delay in diesel deliveries as another reasonably likely worst case scenario. However, in the event of an interruption of short-term diesel supplies as a result of Year 2000 problems, the Company believes that existing bulk storage facilities at each branch will be adequate to supply diesel for operations.

With regard to risk and contingency plans, due to the nature of the Company's operations, the Company's management does not believe that the Year 2000 issue will have a materially adverse effect on its financial condition or results of operations. Accordingly, the Company has not developed a contingency plan based on currently obtained knowledge. The Company provides service to a largely diversified customer base and has a large supplier network. Accordingly, the Company believes that these factors will mitigate potential adverse Year 2000 impacts. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency and risk evaluation process is an ongoing one which will require further modifications as the Company obtains future information regarding third party readiness. Furthermore, the Company's beliefs and expectations, are based on certain assumptions and expectations that may ultimately prove to be inaccurate. The Company's senior management and the Board of Directors have received and will continue to receive regular updates on the status of the Company's Year 2000 readiness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 1999, the Company's market exposure was affected by the issuance of $96.6 million principal amount of senior notes and repayments of $53.2 million aggregate principal amount of senior and subordinated notes. Total fixed-rate long-term debt increased by the principal amount issued net of repayments; the average interest rate at September 30, 1999 was 6.82%. The proceeds from the issuance were used to fund acquisitions during the three and nine months ended September 30, 1999.

The Company also assumed $2.5 million in non-interest bearing debt through acquisitions.

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) No material modifications

        (b) No material limitations or qualifications

        (c) During the nine months ended September 30, 1999, the Company issued the following unregistered securities, none of which issuances involved the use of underwriters or the payment of commissions:

        (1) On February 1, 1999, the Company issued 183,000 shares of its common stock to Liberty Waste Services, LLC. These shares were issued in a transaction intended to qualify as a Section 4(2) exemption from registration under the Securities Act of 1933.

        (2) On May 4, 1999, the Company issued 281,249 shares of its common stock to James M. Williamson and Dwane J. Williamson. These shares were registered for resale on a Form S-3 Registration Statement that became effective June 1, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999          Waste Industries, Inc.
                                  (Registrant)

                                  By:         /s/ Stephen C. Shaw
                                              -------------------------
                                              Stephen C. Shaw
                                              Vice President, Finance

                             WASTE INDUSTRIES, INC.
                                  EXHIBIT INDEX
                               Third Quarter 1999

               Exhibit Number                Exhibit Description
               --------------                -------------------

                     10.7 Revolving Credit Agreement dated as of November 9, 1999 by and among the Registrant and its subsidiaries, the lending institutions party thereto,
                                             BankBoston, N.A. as
                                             Administrative Agent, BancBoston
                                             Robertson Stephens Inc., as
                                             Arranger, and Branch Banking and
                                             Trust Company, as Documentation
                                             Agent.

                     11                      Computations of Earnings Per Share

                     27                      Financial Data Schedule


THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF WASTE INDUSTRIES, INC. AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.