Form 10-K
period 1999-12-31
WASTE INDUSTRIES INC
filed 2000-03-29
CIK 1037047

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ___________________________

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


           3301 BENSON DRIVE, SUITE 601
             RALEIGH, NORTH CAROLINA                          27609
      (Address of principal executive offices)              (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (919) 325-3000
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      common stock (no par value per share)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 24, 2000, on the NASDAQ National Market System was approximately $134,220,991 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

         As of March 24, 2000, the registrant had outstanding 13,854,355 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

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

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         Waste Industries, Inc. (the "Company") is a regional, vertically integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. The Company's principal operations as of December 31, 1999 consisted of 43 collection operations, 22 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and six landfills, serving more than 360,000 municipal, residential, commercial and industrial customer locations.

         Members of the senior management team founded Waste Industries in 1970 and are recognized for their leadership roles throughout the solid waste management industry and trade organizations. The Company's management team collectively has over 119 years of experience in the solid waste industry and over 101 years with the Company.

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

         (3) the increased integration of collection, transfer, disposal and recycling capabilities; and

         (4) the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities.

         Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, the Company believes the industry remains primarily regional in nature and highly fragmented.

         The increasingly stringent industry regulations, such as the Subtitle D Regulations, have resulted in rising operating and capital costs and have caused consolidation and acquisition activities to accelerate in the solid waste collection and disposal industry. Many of the smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills including liners, leachate collection and monitoring and gas collection and monitoring. These ongoing costs are coupled with increased financial reserves from solid waste landfill operators for closure and post-closure monitoring. As a result, the Company believes the number of solid waste landfills is declining while the size of solid waste landfills is increasing.

         In certain markets, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills, or by otherwise capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term contracts with high capacity landfills on most favored pricing status terms.

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

         An important part of the Company's internal growth strategy is to establish transfer stations strategically located throughout its geographic area to improve the Company's consolidation of collected solid waste and permit the Company to deliver the collected solid waste to landfills where the Company has negotiated favorable volume rates with landfill operators. The Company currently operates 22 transfer stations, four of which it owns. By operating transfer stations, the Company engages in direct communication with municipalities regarding waste disposal services, better positioning the Company to gain additional business in its markets in the event any of these municipalities privatize their solid waste operations.

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

         The Company is examining opportunities to expand its presence in new and existing markets in the Southeastern U.S. There can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition. If the Company fails to implement successfully its acquisition strategy, the Company's growth potential will be limited.

         The recent consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. These circumstances may increase acquisition costs to levels beyond the Company's financial capability or pricing parameters that, as to acquisitions made by the Company, may have an adverse effect on the Company's results of operations. Many of the Company's competitors for acquisitions are larger, better known companies with significantly greater resources than the Company. The Company also believes that a significant factor in its ability to consummate acquisitions will be the relative attractiveness of shares of the Company's common stock as an investment instrument to potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company's common stock compared to the equity securities of the Company's competitors.

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

         Through the utilization of its systems and controls, the Company will continue to manage its landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, the Company has developed an extensive network of transfer stations that it uses to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. Currently, approximately 29% of the Company's waste volume is directed through Company owned or operated transfer stations.

ACQUISITION PROGRAM

         From 1990 through 1999, the Company acquired, either by merger or asset purchase, 51 solid waste collection or disposal operations, with 15 being acquired in 1999 and 13 in 1998. The Company has developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

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

         The following table sets forth the Company's acquisitions completed in 1999:

                                 YEAR
         COMPANY               ACQUIRED      PRINCIPAL BUSINESS                    LOCATION                MARKET AREA
         -------               --------      ------------------                    --------                -----------
Traco                          1999          Industrial Collection                 Tidewater, VA           Chesapeake, Norfolk
                                                                                                           And Tidewater Counties

Matthews Sanitation Service    1999          Residential Collection                Garner, NC              Wake, Harnett and
                                                                                                           Johnston Counties

Southern Waste Services, Inc.  1999          Industrial and Commercial Service     Biloxi, MS              Gulfport, Biloxi, MS
  Southern Waste of Alabama                  Industrial and Commercial Service     Mobile, AL              Mobile, AL
  S & S Enterprises                          Disposal Services                     Gulfport, MS            Harrison County

Quick-Way Salvage, Inc.        1999          Industrial, Commercial and            Danville, VA            Halifax and Botetourt
                                             Recycling Services                                            Counties

Jerry's Sanitation             1999          Residential Collection                North Mecklenburg, NC   Mecklenburg, Union,
                                                                                                           Cabarrus, South Iredell,
                                                                                                           Lincoln, Gaston and
                                                                                                           York Counties

A & S Waste Services           1999          Residential Collection                Douglas, GA             Coffee, Bacon, Irwin,
                                                                                                           Ware, Atkinson,
                                                                                                           Telfair, Jeff Davis and
                                                                                                           Ben Hill Counties

Keith's Disposal Service       1999          Commercial and Industrial             Crossville, TN          Cumberland and Pike
                                             Collection                                                    Counties

A & B Sanitation               1999          Industrial Collection and Recycling   Garner, NC              Wake, Harnett and
                                                                                                           Johnston Counties

K & S Sanitation, Inc.         1999          Residential, Commercial and           Charlotte, NC           Mecklenburg, Union,
                                             Industrial Collection and Recycling                           Cabarrus, South Iredell,
                                                                                                           Lincoln, Gaston and
                                                                                                           York Counties

S & T Haulers, LLC             1999          Industrial Collection                 Kennesaw, GA            Fulton and Forsyth
                                                                                                           Counties

North Mecklenburg                            Residential, Commercial and
  Sanitation, Inc.             1999          Industrial Collection                 North Mecklenburg, NC   Mecklenburg, Union,
                                                                                                           Cabarrus, South Iredell,
                                                                                                           Lincoln, Gaston and
                                                                                                           York Counties

Central Georgia Waste Services 1999          Residential, Commercial and           Warner Robbins, GA      Houston, Bibb, Peach
                                             Industrial Collection                                         Bleckley, and Jones
                                                                                                           Counties

Old Kings Road Solid Waste
  Services, Inc.               1999          Construction and Demolition           Jacksonville, FL        Duval and Clay
                                             Landfill                                                      Counties

Clary's Container Corp.        1999          Residential and Commercial            Wytheville, VA          Gracie, Wythe, Smith
                                             Collection                                                    Pulaskie, Carroll and
                                                                                                           Bland Counties

Waste Services of Decatur, LLC 1999          Municipal Solid Waste                 Decatur, TN             Chester, Hardin,
                                             Landfill, Industrial Collection                               Henderson, McNairy
                                                                                                           Perry and Wayne
                                                                                                           Counties

1999 ACQUISITIONS

         On December 1, 1999, Reliable Trash Service, Inc., a wholly owned subsidiary of the Company, acquired assets from Traco Waste Systems, Inc., related to its solid waste disposal business in and around Newport News, Virginia, for approximately $705,000 in cash.

         On November 1, 1999, North Mecklenburg Sanitation, Inc., a wholly owned subsidiary of the Company, made a tuck-in acquisition of the assets of Matthews Sanitation Services related to its solid waste collection, disposal and recycling business in and around the Wake County, North Carolina area, for approximately $175,000 in cash.

         On October 31, 1999, the Company acquired all of the outstanding capital stock of Southern Waste Services, Inc., which operates a solid waste collection and hauling business in southern Mississippi, for approximately $3.3 million in cash.

         On October 31, 1999, the Company acquired all of the outstanding capital stock of Southern Waste of Alabama, Inc., which operates a solid waste collection and hauling business in and around Mobile, Alabama, for approximately $580,000 in cash.

         On October 31, 1999, the Company acquired all of the outstanding capital stock of S. & S. Enterprises, Inc., which owns and operates a Class I rubbish site in Harrison County, Mississippi, for approximately $202,000 in cash.

         On October 31, 1999, the Company acquired all of the outstanding capital stock of Quick-Way Salvage, Inc., which operates a solid waste collection, disposal, recycling and scrap metal salvage business in and around Danville and South Boston, Virginia, for approximately $2.9 million in cash.

         On October 30, 1999, North Mecklenburg Sanitation, Inc., a wholly owned subsidiary of the Company, made a tuck-in acquisition of the assets of Jerry's Sanitation, Inc. related to its solid waste collection, disposal and recycling business in and around the Mecklenburg County, North Carolina area, for approximately $550,000 in cash.

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

         On May 1, 1999, the Company acquired North Mecklenburg Sanitation, Inc., which operates a solid waste collection business in and around Charlotte, North Carolina. The purchase price for this company was approximately $4.5 million in cash and 281,250 unregistered shares of our common stock which were registered effective June 1, 1999. This transaction expands the Company's operations into the Charlotte, North Carolina area.

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


         The Company primarily used borrowings under its revolving credit facility to fund acquisitions during 1999.

RECENT DEVELOPMENTS

         On January 13, 2000, the Company signed a nonbinding Letter of Intent with Allied Waste Industries, Inc., which was amended on March 9, 2000, to purchase all of Allied's assets used in connection with its Sampson County, North Carolina landfill and its Fayetteville, North Carolina waste hauling operation. The aggregate consideration for the acquisition is approximately $31.5 million.

         On January 13, 2000, the Company signed a nonbinding Letter of Intent with Allied Waste Industries, Inc., to sell all of the Company's assets used in connection with its Ooltewah, Tennessee and Dalton, Georgia waste hauling operations. The aggregate consideration for the sale is approximately $11.5 million.

CONTRACTS PROGRAM

         The Company currently has approximately 236 municipal contracts. The Company believes that opportunities for gaining larger contracts are increasing due to trends among municipalities to privatize or outsource solid waste services. In most cases, only larger disposal services companies such as the Company are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, the Company's management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. The Company engages in extensive due diligence using its advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. The Company's regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. The Company may be required to bid for renewal of a contract previously awarded to the Company, or in certain cases to renegotiate the contract as a result of changed market conditions. During 1999, the Company retained over 74% of its municipal contracts that were up for bid or renewal.

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

         The Company's residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant the Company the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. The Company had approximately 236 municipal contracts in place as of December 31, 1999. No single municipal or other residential contract is individually material to the Company's results of operations. Municipal contracts in the Company's market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service.

         The Company owns and operates six solid waste landfills in Florida, Georgia, Mississippi, North Carolina and Tennessee. The Company's landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and the Company believes each of its landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of the Company's landfills are permitted to accept hazardous waste.

      TRANSFER STATION SERVICES

         The 22 transfer stations operated by the Company receive, compact and transfer solid waste to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by:

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

         The Company owns four of the transfer stations it operates, and operates the remaining 18 transfer stations pursuant to operating agreements. These operating agreements have terms ranging from annual one-year renewals to an indefinite period. The Company generally receives a fixed monthly operating fee for its services under these agreements, together with a variable fee based upon the number of hauls made by the Company from the station. Approximately 47% of waste directed to the transfer stations operated by the Company is delivered by third parties, who pay the Company a fee based on the tonnage delivered. Control of these third-party waste streams coupled with the Company's waste stream adds to the bargaining power of the Company in its negotiations for favorable solid waste disposal rates with landfill operators.

      RECYCLING SERVICES

         Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. The Company believes that recycling will continue to be an important component of local and state solid waste management plans as a result of the public's increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. The Company offers commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. The Company operates approximately 100 convenience sites where residents can dispose of recyclables. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of four Company-operated facilities for processing prior to resale.

         During the last five years, the Company has invested approximately $5 million in infrastructure to develop regionally located recycling facilities and equipment. Through these facilities, the Company recycles office paper, cardboard, aluminum and steel cans, plastic, glass, pallets and yard waste. In 1999, less than 3% of the Company's waste stream was recycled. Through a centralized effort, the Company resells recycled waste products using commercially reasonable practices and seeks to manage commodity-pricing risk by spreading the risk among its customers. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions. Accordingly, the Company's results of operations will be affected, and may be affected materially, by changing resale prices or demand for certain recyclable commodities, particularly wastepaper. These changes may also contribute to significant variability in the Company's period-to-period results of operations.

      CONVENIENCE SITES AND OTHER SPECIALIZED SERVICES

         In 1982, the Company developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which Company personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and adjacent to recreational areas, the Company believes that county and local governments will contract for these sites to be strategically located. The Company operates approximately 100 convenience sites located in 13 counties in its market area.

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

OPERATIONS

      BRANCH FACILITY STRUCTURE

         The Company believes that a branch facilities structure retains decision-making authority close to the customer, which enables the Company to identify customers' needs quickly and implement cost-effective solutions. Furthermore, the Company believes that it provides a low-overhead, highly efficient operational structure that allows the Company to branch into geographically contiguous markets and operate in small communities which larger competitors may not find attractive. The Company believes that branch facilities and decentralized management of operations provide the Company with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

         The Company delivers its waste services from branch locations, in contiguous service areas, which permit the Company's branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated region is overseen by a regional manager, who is typically located at one of the Company's branch facilities. As of December 31, 1999, the branch network was divided into the seven regions set forth below:


COLLECTION OPERATIONS

CAROLINAS CENTRAL              CAROLINAS SOUTH              CAROLINAS WEST          MISSISSIPPI VALLEY        TENNESSEE VALLEY
-----------------              ---------------              --------------          ------------------        ----------------
Durham, NC                     Wilmington, NC               Graham, NC              Olive Branch, MS          Chattanooga, TN
Garner, NC                     Bolivia, NC                  Greensboro, NC          Biloxi, MS                Crossville, TN
Hope Mills, NC                 Charleston, SC               Henderson, NC           Mobile, AL                Dalton, GA
Morrisville, NC                Conway, SC                   Oxford, NC              Decatur, TN               Lilburn, GA
                               Sumter, SC                   Wytheville, VA                                    Easley, SC
                                                            Huntersville, NC                                  Alpharetta, GA
CAROLINAS EAST                 CAROLINAS COASTAL            Danville, VA                                      Dawson, GA
--------------                 -----------------
                                                                                                              Americus, GA
Elizabeth City, NC             Newport, NC                                                                    Warner Robbins, GA
Goldsboro, NC                  Jacksonville, NC                                                               Douglas, GA
Greenville, NC                                                                                                Albany, GA
Kinston, NC                                                                                                   Moultrie, GA
Norfolk, VA                                                                                                   Warner Robbins AFB, GA
Rocky Mount, NC
Wilson, NC

DISPOSAL OPERATIONS

CAROLINAS CENTRAL              MISSISSIPPI VALLEY           TENNESSEE VALLEY
Durham, NC                     Olive Branch, MS             Jacksonville, FL
                               Biloxi, MS                   Douglas, GA
                               Decatur, TN

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

INFORMATION TECHNOLOGIES

         A cornerstone of the Company's desire to deliver responsive and cost-effective waste services is its management information systems network. Many of the Company's information systems, controls and services are designed to assist branch facilities' personnel in making decisions based upon centralized information. Financial control is maintained through personnel, fiscal and accounting policies which are established at the corporate level for implementation at the branch locations. The Company's systems allow for centralized billing and collection through a lock-box system, thus enhancing cash management. An internal audit program monitors compliance with Company policies and the benchmarks are monitored continuously using an advanced management information system. This information system links the Company's IBM AS/400 computer to each branch using satellite technology which allows each branch on-line, real-time financial, productivity, maintenance and customer information.

SUPPORT SERVICES

         In order to ensure focus at the branch facility level and to support branch operations, the Company established its Support Services Team in 1995. Support services include:

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

LANDFILL AND OTHER DISPOSAL ALTERNATIVES

         Waste Industries currently uses approximately 100 landfill disposal sites in the markets it serves. At December 31, 1999, the Company owned and operated six of these landfill sites. The Company has financial obligations relating to closure and post-closure or remediation costs (long-term care) for the landfill sites it now owns and operates, and the Company's obligations for such costs will increase if the Company decides to develop or acquire additional landfill sites in the future.

         Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The Company estimates these future cost requirements based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 1999, the Company estimates the total costs to be approximately $16.0 million for remediation, final closure of its operating facilities and post-closure monitoring costs. The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $262,000 and $1,590,000 for such projected costs at December 31, 1998 and 1999, respectively. The Company provides accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills the Company may acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that the Company's ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

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

         The Company acquired five landfills in 1999 and intends to acquire more. The Company may acquire other existing landfills or it may develop landfills or partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. In its current markets, such action would be pursued if the Company believed that ownership or operation of a landfill in a particular market would provide significant cost benefits compared to its traditional system of consolidating waste and negotiating favorable disposal rates. In a new market, the Company may become a landfill owner or operator if that market lacks the amount of disposal capacity that the Company has experienced in its current markets.

         The Company also intends to develop land clearing and inert debris ("LCID") landfills in the near future. Such development would provide the Company an opportunity to dispose of a portion of the Company's waste stream in its own landfill, rather than paying a third party to do so. LCID landfills can only take limited kinds of waste (namely land-clearing and inert debris such as trees, rocks and concrete), as opposed to traditional solid waste landfills, which can take any kind of waste (except hazardous waste). Traditional solid waste landfills are therefore subject to more stringent regulation than LCID landfills. As a result, LCID landfills generally can be constructed in a relatively short time and involve fewer regulatory hurdles compared to traditional solid waste landfills.

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

         No single Company customer accounted for more than 4% of the Company's revenues in 1999. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operations.

COMPETITION

         The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes three large national waste companies: Waste Management, Inc.; Allied Waste Industries, Inc. and Republic Services, Inc. There are several other public companies in the industry with annual revenue in excess of $100 million, including Casella Waste Systems, Inc. and Waste Connections, Inc. The Company competes with a number of these and other regional and local companies, including publicly or privately owned providers of incineration services.

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

EMPLOYEES

         At December 31, 1999, the Company employed approximately 1,800 full-time employees. None of the Company's employees are represented by unions, and the Company has no knowledge of any organizational efforts among its employees. The Company has experienced low turnover among its employees and believes that its relations with its employees are good. The Company is highly dependent upon the services of the members of its management team, the loss of any of whom may have an adverse effect on the Company.

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

         Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. At December 31, 1999, the Company had provided customers and various regulatory authorities with bonds and letters of credit of approximately $1.44 million to secure its obligations. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

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

         The principal federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

      THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976

         RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.

         Among the wastes that are specifically designated as non-hazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

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

      THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972

         The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. If run-off from the Company's transfer stations or if run-off or collected leachate from the Company's potentially owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. Various states in which we operate, or in which we may operate in the future, have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements.

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

ITEM 2. PROPERTY AND EQUIPMENT

         The Company's principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where it currently leases approximately 25,000 square feet of office space.

         The principal property and equipment of the Company consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. The Company owns or leases real property in the states in which it does business. At December 31, 1999, the Company operated 43 collection operations, 22 transfer stations, eight recycling facilities and six landfills aggregating approximately 1,517 acres.

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

      COLLECTION VEHICLES

         The Company utilizes a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. The Company owns approximately 95% of its transportation fleet and leases the remainder. The Company has implemented an aggressive and reliable maintenance program to extend the useful lives of its equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers' suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on its class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is done by Company personnel located in branch facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                               EXECUTIVE OFFICERS

         As of March 24, 2000, the executive officers of the Company were as follows:

NAME                                            AGE       POSITION(S)
----                                            ---       -----------
Lonnie C. Poole, Jr.......................     62         Chairman, Chief Executive Officer and Director
Jim W. Perry..............................     55         President, Chief Operating Officer and Director
Stephen C. Shaw...........................     40         Chief Financial Officer, Secretary and Treasurer


         LONNIE C. POOLE, JR. founded the Company in 1970 and has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since that time. Mr. Poole holds a B.S. in Civil Engineering from North Carolina State University and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Poole has more than 29 years' experience in the solid waste industry. He has served in the Environmental Industry Association, ("EIA", formerly the National Solid Waste Management Association or the "NSWMA"), a non-profit business association established to, among other things, inform, educate and assist its members in cost-effective, safe and environmentally responsible management of waste in the following positions: Chairman, Vice-Chairman, Board Member. In addition, Mr. Poole has served in the EIA Research and Education Foundation as Chairman and now is a member of its Board of Directors. Mr. Poole was inducted into the EIA Hall of Fame in 1994.

         JIM W. PERRY joined the Company in 1971 and has served as the Company's President and Chief Operating Officer since 1987 and as a director since 1974. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 29 years' experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

         STEPHEN C. SHAW joined the Company in 1985 and was appointed Chief Financial Officer in November 1999. Mr. Shaw served as the Company's Vice President, Finance from 1991 to 1999 and as the Company's controller from 1985 to 1999. He is a Certified Public Accountant and holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill. Mr. Shaw has more than 14 years' experience in the solid waste industry.

         None of the executive officers, directors or other key employees of the Company is related to any other executive officer, director or other such key employee, except that Lonnie C. Poole, Jr. and Lonnie C. Poole, III are father and son.

OTHER KEY EMPLOYEES

         The following table sets forth certain information concerning the other key employees of the Company as of March 24, 2000:

NAME                                            AGE      POSITION(S)
----                                            ---      -----------
Lonnie C. Poole, III......................    38         Vice President and Director of Support Services
Richard D. Lauck..........................    54         Vice President -- Carolinas Region
Thomas C. Cannon..........................    50         Vice President -- Georgia/Tennessee Valley Region
James J. Becher...........................    50         Vice President -- Mississippi Valley Region


         LONNIE C. POOLE, III has served as the Company's Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as the Company's Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie
C. Poole, Jr. Mr. Poole has more than 10 years' experience in the solid waste industry.

         RICHARD D. LAUCK has served as a Vice President of the Company since March 1998. From November 1995 until March 1998, he served as the Company's Central Regional Manager. Prior to joining the Company, Mr. Lauck worked for 14 years with Waste Management, Inc., where he held various operational positions including General Manager, Vice President and Region Manager. Mr. Lauck holds a B.S. degree, specializing in Marketing, from the University of Northern Colorado and an M.S. from Colorado State University. Mr. Lauck has more than 18 years' experience in the solid waste industry.

         THOMAS C. CANNON has served as a Vice President of the Company since September 1998. Mr. Cannon joined the

Company during its acquisition of TransWaste Services, Inc. He holds a B.B.A. in Industrial Management from the University of Georgia and has done graduate work in Accounting at Georgia Southwestern College. Mr. Cannon has 6 years of experience in the solid waste industry.

         JAMES J. BECHER has served as a Vice President of the Company since March 1998. He joined the Company in 1986 as a Branch Manager. Mr. Becher holds a B.A. in History from Guilford College in North Carolina. He has 14 years' experience in the solid waste industry.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) Price Range of Common Stock

         The Company's common stock trades on the Nasdaq National Market under the symbol "WWIN". The following sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions.

                                                                 HIGH              LOW
                                                                 ----              ---
1998
    First quarter...........................................    $21 1/4          $15 1/4
    Second quarter..........................................    $22 3/4          $16 1/8
    Third quarter...........................................        $24             $19
    Fourth quarter..........................................    $25 5/8          $16 1/2


1999

    First quarter...........................................    $19 1/2          $12 13/16
    Second quarter..........................................    $18 13/16        $14 7/8
    Third quarter...........................................    $18 1/4          $12 3/8
    Fourth quarter..........................................    $14 3/4          $10 1/4

         (b) Approximate Number of Equity Security Holders

         As of December 31, 1999, the number of record holders of the Company's common stock was 105 and the Company believes that the number of beneficial owners was more than 400.

         (c) Dividends

         Since its conversion from S corporation to C corporation status in connection with and prior to its initial public offering in June 1997, the Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company's credit facilities contain covenants that restrict the payment of cash dividends.

         (d) Recent Sales of Unregistered Securities

         The Company did not sell any equity securities during the quarter ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998 and 1999 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1995 and 1996 and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997 are derived from financial statements not included in this Annual Report on Form 10-K.

                                                    1995 (1)    1996 (1)      1997 (1)      1998         1999
                                                   ---------    ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Statement of Operations Data:
       Service revenues                            $  96,051    $ 104,509    $ 127,581    $ 169,527    $ 213,384
       Equipment sales                                 2,080        1,769        1,601        1,732        1,335
                                                   ---------    ---------    ---------    ---------    ---------
       Total revenues                                 98,131      106,278      129,182      171,259      214,719
       Cost of service operations                     57,806       66,542       79,775      105,633      133,923
       Cost of equipment sales                         1,646        1,240        1,171        1,268          821
                                                   ---------    ---------    ---------    ---------    ---------
       Total cost of operations                       59,452       67,782       80,946      106,901      134,744
       Selling, general and administrative            18,713       18,990       23,105       26,386       31,196
       Depreciation and amortization                   8,939        9,307       11,797       16,981       22,298
       Merger costs and start-up costs                  --           --           --            926          432
                                                   ---------    ---------    ---------    ---------    ---------
       Operating income                               11,027       10,199       13,334       20,065       26,049
       Interest expense                               (2,399)      (2,497)      (3,021)      (4,812)      (8,653)
       Interest income                                   430          194          312           93        1,287
       Other income                                     --            612          322          538          441
                                                   ---------    ---------    ---------    ---------    ---------
       Income before income taxes                      9,058        8,508       10,947       15,884       19,124
       Income taxes (2)                                 --           --          7,011        5,606        7,100
                                                   ---------    ---------    ---------    ---------    ---------
       Net income                                  $   9,058    $   8,508    $   3,936    $  10,278    $  12,024
                                                   =========    =========    =========    =========    =========
       Earnings per share:
       Basic                                       $    0.85    $    0.80    $    0.34    $    0.80    $    0.88
                                                   =========    =========    =========    =========    =========
       Diluted                                     $    0.85    $    0.78    $    0.33    $    0.77    $    0.86
                                                   =========    =========    =========    =========    =========
       Pro forma income before income taxes (2)    $   9,058    $   8,508    $  10,947    $  15,884
       Pro forma income taxes (2)                      3,632        3,434        4,202        5,803
                                                   ---------    ---------    ---------    ---------
       Pro forma net income (2)                    $   5,426    $   5,074    $   6,745    $  10,081
                                                   =========    =========    =========    =========
       Pro forma earnings per share (2):
       Basic                                       $    0.51    $    0.48    $    0.58    $    0.78
                                                   =========    =========    =========    =========
       Diluted                                     $    0.51    $    0.47    $    0.56    $    0.76
                                                   =========    =========    =========    =========
       Weighted-average shares outstanding:

       Basic                                          10,625       10,660       11,709       12,875       13,707
                                                   =========    =========    =========    =========    =========
       Diluted                                        10,660       10,880       12,068       13,266       14,051
                                                   =========    =========    =========    =========    =========
       Other Operating Data:
       Net cash provided by operating activities   $  18,717    $  17,340    $  22,949    $  27,927    $  28,890

       Net cash used in investing activities          (8,912)     (15,688)     (59,284)     (57,097)     (70,001)
       Net cash provided by (used in) financing
       activities                                     (9,336)      (1,973)      35,431       31,659       40,622
       EBITDA (3)                                     20,396       20,312       25,765       37,584       48,788
       Balance Sheet Data:
       Cash and cash equivalents                   $   2,400    $   2,145    $   1,176    $   3,665    $   3,176
       Working capital (deficit)                       2,214        1,998        1,635        6,943        7,815
       Property and equipment, net                    36,700       43,233       65,044       88,801      138,523
       Total assets                                   54,167       63,140      113,417      176,201      249,204
       Long-term debt and capital lease
       obligations, net of current maturities         28,349       34,526       50,788       86,465      139,700
       Shareholders' equity                        $  14,554    $  15,138    $  41,167    $  64,662    $  70,141

(1) On June 16, 1998, the Company exchanged 21,344 shares of its common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc. On June 30, 1998, the Company exchanged 330,000 shares of its common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc. On August 28, 1998, the Company exchanged 388,311 shares of its common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests. Accordingly, the Company has restated its previously issued consolidated financial statements as of and for each of the four years in the period ended December 31, 1997.

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

(3) EBITDA is defined as income before income taxes plus interest expense (net of interest income) and depreciation and amortization. EBITDA should not be considered an alternative to (i) operating income or net income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with GAAP) as a measure of operating performance or liquidity. However, the Company has included EBITDA data (which are not a measure of financial performance under GAAP) because it understands that such data are commonly used by certain investors to evaluate a Company's performance in the solid waste industry. Furthermore, the Company believes that EBITDA data are relevant to an understanding of the Company's performance because they reflect the Company's ability to generate cash flows sufficient to satisfy its debt service, capital expenditure and working capital requirements. The Company therefore interprets the trends that EBITDA depicts as one measure of the Company's operating performance. However, funds depicted by the EBITDA measure may not be available for debt service, capital expenditures or working capital due to legal or functional requirements to conserve funds or other commitments or uncertainties. EBITDA, as measured by the Company, might not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cashflows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly titled measures reported by other companies.

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

OVERVIEW

         Waste Industries was founded by members of the current senior management team in 1970. The Company provides solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida.

         From 1990 through 1999, the Company acquired, either by merger or asset purchase, 51 solid waste collection or disposal operations. Forty of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of the Company's operating results. The 1998 acquisitions of ECO Services, Inc. and Air Cargo Services, Inc., which were both common control mergers, and the 1998 acquisitions of Railroad Avenue Disposal, Inc., Reliable Trash Service, Inc. and Dumpsters, Inc., which were all pooling-of-interests transactions, have been included in the Company's financial statements for all periods presented. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

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

RECENT DEVELOPMENTS

      PURCHASE TRANSACTIONS

         During 1999, the Company acquired 15 waste collection and disposal services businesses to expand its operations. Total consideration paid approximated $42.6 million, including the issuance of 281,250 shares of the Company's common stock with a fair value of approximately $4.5 million. Cash consideration paid was funded primarily with borrowings under the Company's long-term bank notes payable. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting. Tangible net assets acquired approximate $27.8 million.

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

         The Company currently operates approximately 100 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since the Company is paid regularly by the local government. The Company also operates eight recycling processing facilities as part of its collection and transfer operations where it collects, processes, sorts and recycles paper products, aluminum and steel cans, pallets, certain plastics, glass, and certain other items. The Company's recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, the Company resells recycled commodities using commercially reasonable practices and seeks to manage commodity pricing risk by spreading the risk among its customers. The Company also operates curbside residential recycling programs in connection with its residential collection operations in most of the communities it serves.

         Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. As of December 31, 1999, the Company owned, operated or transported waste from 22 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. Eight of these transfer stations were opened during 1998, a 67% increase over prior years. As of December 31, 1999, the Company owned six landfill sites. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, royalties to former owners, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

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

         The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's statements of income:


                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                  1997     1998       1999
                                                 -----     -----     -----
         Total revenues                          100.0%    100.0%    100.0%
         Service revenues                         98.8      99.0      99.4
         Equipment sales                           1.2       1.0       0.6
                                                 -----     -----     -----
         Total cost of operations                 62.7      62.4      62.8
         Selling, general and administrative      17.8      15.4      14.5
         Depreciation and amortization             9.1       9.9      10.4
         Merger and start-up costs                  --       0.5       0.2
                                                 -----     -----     -----
         Operating income                         10.4      11.8      12.1
         Interest expense                         (2.3)     (2.8)     (4.0)
         Interest and other income                 0.5       0.3       0.8
                                                 -----     -----     -----
         Income before income taxes                8.6       9.3       8.9
         Pro forma income taxes (1)                3.4       3.4       3.3
         Pro forma net income (1)                  5.2%      5.9%      5.6%


Certain items have been reclassified for presentation purposes only.

(1) For the period from January 1, 1997 to May 8, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S Corporations. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had the Company been taxed as a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Total revenues increased $43.4 million, or 25.4%, to $214.7 million in 1999 from $171.3 million in 1998. This increase was primarily attributable to the following two factors: (1) the effect of a full year of revenues from the 13 businesses acquired in 1998, as well as a partial year of results from 15 businesses acquired in 1999; and (2) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions, totaling approximately 7%. Price increases in 1999 for the Company's solid waste collection and disposal services contributed approximately 2% to 1999 revenues.

         COST OF OPERATIONS. Total cost of operations increased $27.8 million to $134.7 million in 1999 from $106.9 million in 1998. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1998 and 1999. Total cost of operations as a percentage of revenues increased to 62.8% in 1999 from 62.4% in 1998.

         SG&A. SG&A expenses increased $4.8 million to $31.2 million in 1999 from $26.4 million in 1998. As a percentage of revenues, SG&A decreased to 14.5% in 1999 from 15.4% in 1998. This decrease was primarily the result of synergy achieved through acquisitions.

         MERGER AND START-UP COSTS. Merger costs totaled approximately $818,000 and $327,000 at December 31, 1998 and 1999 and consisted primarily of professional fees. The Company incurred nonrecurring start-up costs related to deployment of service equipment and personnel associated with a new service contract of approximately $108,000 and $105,000. These merger and start-up costs had been expended at December 31, 1998 and 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $5.3 million to $22.3 million in 1999 from $17.0 million for the prior year. The principal reason for the increase was depreciation of the additional property and equipment acquired and put into service due to higher collection volumes, and depreciation of the additional assets of businesses acquired during 1998 and 1999. Depreciation and amortization, as a percentage of revenues, increased to 10.4% in 1999 from 9.9% in 1998, primarily as a result of acquisitions in 1998 and 1999.

         INTEREST EXPENSE. Interest expense increased $3.9 million to $8.7 million in 1999 from $4.8 million in 1998. This increase was due to the higher level of average annual outstanding indebtedness. Interest expense as a percentage of revenues increased to 4.0% in 1999 from 2.8% in 1998.

         INCOME TAXES AND NET INCOME. Certain companies acquired in pooling-of-interests transactions in 1998 were previously taxed as S Corporations. 1998 pro forma net income and earnings per share amounts have been computed as if the Company was subject to federal and all applicable state corporate income taxes for each period presented.

         Income taxes increased $1.3 million, or 22.4%, to $7.1 million in 1999 from $5.8 million in 1998. The Company's effective tax rate increased to 37.1% in 1999 from a pro forma effective tax rate of 36.5% in 1998. This increase is primarily attributable to nondeductible goodwill amortization and reduced tax credits. As a percentage of revenues, income taxes decreased to 3.3% in 1999 from 3.4% in 1998.

         Net income increased $1.9 million, or 19.3%, to $12.0 million in 1999 from $10.1 million in 1998. This increase was primarily attributable to the increase in revenues and the decrease in SG&A as a percent of sales, as discussed above. As a percentage of revenues, net income decreased to 5.6% in 1999 from 5.9% in 1998.

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

         COST OF OPERATIONS. Total cost of operations increased $26.0 million to $106.9 million in 1998 from $80.9 million in 1997. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1997 and 1998. Total cost of operations as a percentage of revenues decreased to 62.4% in 1998 from 62.7% in 1997.

         SG&A. SG&A expenses increased $3.3 million to $26.4 million in 1998 from $23.1 million in 1997. As a percentage of revenues, SG&A decreased to 15.4% in 1998 from 17.8% in 1997. This decrease was primarily the result of synergy achieved through acquisitions.

         MERGER AND START-UP COSTS. Merger costs related to pooling-of-interests transactions totaled approximately $818,000 and consisted primarily of professional fees. During 1998, the Company incurred nonrecurring start-up costs related to deployment of service equipment and personnel associated with a new service contract of approximately $108,000. These merger and start-up costs had been expended at December 31, 1998.

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

         Pro forma net income increased $3.3 million, or 49.5%, to $10.1 million in 1998 from $6.8 million in 1997. This increase was primarily attributable to the increase in revenues and the decrease in SG&A as a percent of sales, as discussed above. As a percentage of revenues, pro forma net income increased to 5.9% in 1998 from 5.2% in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1999 was $5.8 million, compared to $7.8 million at December 31, 1998. The Company's strategy in managing its working capital has been to apply the cash generated from its operations which remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds and the proceeds of its initial public offering in June 1997, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 2000. As of December 31, 1999, the Company had fully drawn down three Prudential Insurance Company of America ("Prudential") term facilities, leaving the Company with an uncommitted shelf facility of $25 million. The Prudential credit facility requires the Company to maintain certain financial ratios, such as current debt to total capitalization, debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. Interest on the Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal.

         On November 9, 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which BankBoston, N.A. ("BankBoston") acts as agent. This credit facility provides up to $200 million through November 2004. The Company has drawn approximately $55.0 million on this facility to terminate and pay off its Branch Banking & Trust ("BB&T") facility. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the BankBoston credit facility. Pursuant to an intercreditor agreement with BankBoston, Prudential shares in the collateral pledged under the BankBoston credit facility. In addition, the Company's subsidiaries have guarantied the Company's obligations under the Prudential term loan facilities. The BankBoston credit facility bears interest at a rate per annum equal to, at the Company's option, either a BankBoston base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The BankBoston facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of December 31, 1999, an aggregate of approximately $65.0 million was outstanding under the BankBoston credit facility, and the average interest rate on outstanding borrowings was approximately 8.44%.

         Net cash provided by operating activities totaled $28.9 million for the year ended December 31, 1999, compared to $27.9 million for the year ended December 31, 1998. This increase was caused principally by net income and depreciation and amortization, partially offset by a higher accounts receivable balance. Net cash provided by operating activities increased to $27.9 million in 1998, compared to $22.9 million in 1997. This increase was caused principally by net income and depreciation and amortization, partially offset by the $4.3 million effect of change in tax status in 1997.

         Net cash used in investing activities totaled $70.0 million for the year ended December 31, 1999, compared to $57.1 million in for the year ended December 31, 1998. This increase was caused principally by an increase in purchases of property and equipment as well as a higher level of acquisition activity. Net cash used in investing activities totaled $57.1 million for the year ended December 31, 1998, compared to $59.3 million in for the year ended December 31, 1997. This decrease was caused principally by a reduction in cash consideration paid for acquisitions of related businesses, which was partially offset by an increase in purchases of property and equipment.

         Capital expenditures were $34.9 million in 1999 and $30.0 million in 1998. The Company expects to spend approximately $31.0 million on capital expenditures in 2000, including an estimated $23.0 million for vehicle and equipment additions and replacements and $8.0 million for facilities, additions and improvements. The Company expects to fund its 2000 capital expenditures through internally generated funds and borrowings under its currently existing credit facilities. However, for the Company to pursue its growth strategy of acquiring solid waste collection and disposal businesses, it may require substantial capital expenditures in addition to those it currently estimates. For example, the Company may have to make significant expenditures to obtain permits for any newly acquired disposal facilities, to bring them into compliance with applicable regulations or to expand their available disposal capacity. The Company cannot estimate the amount of these expenditures because they will depend on circumstances particular to each facilities acquisition.

         Net cash provided by financing activities totaled $40.6 million for the year ended December 31, 1999 compared to $31.7 million provided by financing activities for the year ended December 31, 1998. This increase was primarily attributable to an increase in net borrowings under long term debt , which was offset by the issuance of a note receivable to Liberty Waste Services, LLC. Net cash provided by financing activities totaled $31.7 million for the year ended December 31, 1998, compared to $35.4 million provided by financing activities for the year ended December 31, 1997. This decrease was primarily attributable to net proceeds from the Company's 1997 initial public offering of $23.2 million, which was partially offset by an increase in net borrowings under long-term debt and a decrease in cash distributions to shareholders.

         At December 31, 1999, the Company had approximately $146.6 million of long-term and short-term borrowings, including capital lease obligations outstanding and approximately $1.4 million in letters of credit. At December 31, 1999, the ratio of the Company's long-term debt to total capitalization was 66.2% compared to 57.2% at December 31, 1998.

         Although there can be no assurances, the Company believes that its existing cash and financing arrangements, together with internally generated funds, will be sufficient to allow the Company to meet its cash requirements related to its operating and capital requirements for 2000.

         During 1999 a note of $11.5 million was issued to Liberty Waste Services, LLC. The note bears interest at 11%, and becomes due on December 31, 2001. Simultaneous with the issuance of the note, the Company entered into an option agreement with Liberty to purchase certain waste disposal business units from Liberty. The option is exercisable for an 18 month period beginning July 1, 2000. The purchase price of each business unit will be at a predetermined multiple of the business unit's EBITDA. Also simultaneous to the note and option agreements, on February 2, 1999, the Company sold 183,000 shares of unregistered common stock to Liberty at $17.76 per share, which approximated fair value on the date of issuance.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

         QUANTITATIVE DISCLOSURES: The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at December 31, 1999 by expected maturity dates. Fair values have been determined based on quoted market prices as of December 31, 1999.

                                         2000      2001      2002       2003        2004   Thereafter     Total
                                         ----      ----      ----       ----        ----   ----------     -----
         Fixed Rate
                            7.28%     $  3,571   $  3,571   $  3,571   $  3,571   $  3,571   $  7,145   $ 25,000
                            6.96%         --         --        3,571      3,571      3,571     14,287     25,000
                            6.84%                                         3,571      3,571     17,858     25,000
                            7.00%        2,255        376        318         59         49        132      3,189

         Variable Rate
                            8.44%         --         --         --         --         --       65,000     65,000
                                      $  5,826   $  3,947   $  7,460   $ 10,772   $ 10,762   $104,422   $143,189


         QUALITATIVE DISCLOSURES:

         The Company's primary exposure relates to:
         o        interest rate risk on long-term and short-term borrowings,
         o the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, and
         o the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         The Company manages interest rate risk on outstanding long-term and short-term debt through the use of fixed and variable rate debt. While the Company cannot predict the impact interest rate movements will have on existing debt, management continues to evaluate its financial position on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

         (1) Financial Statements. See Index to Consolidated Financial Statements on page F-1.

         (2) Financial Statement Schedules.

                  Report of Independent Auditors on page S-1.
                  Schedule II - Valuation and Qualifying Accounts on page S-2.

                  The financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

         (3) Exhibits.

         The exhibits filed as part of this Report are listed in Item 14(c) below.

                  (b) Reports on Form 8-K The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

         (c) Exhibits

  EXHIBIT NO.                                                       DESCRIPTION
  -----------                                                       -----------
     2.2(a)         Agreement and Plan of Merger dated as of September 9, 1998, by and among the Registrant, TWS Merger Corporation, TransWaste Services, Inc.,
                    the shareholders of TransWaste Services, Inc., Thomas C. Cannon and
                    James F. Taylor.
   3.1(b)           Articles of Incorporation, as currently in effect.
   3.2(b)           Bylaws.
  10.1(b)           1997 Stock Plan.
  10.2(b)           Credit Agreement with Branch Banking and Trust Company dated April 3,
                         1996.
  10.3(b)           Note Purchase and Private Shelf Agreement with The Prudential Insurance
                    Company of America dated April 3, 1996.
  10.4(c)           Note Purchase and Private Shelf Agreement with The Prudential Insurance
                    Company of America dated as of June 30, 1998.
  10.5(d)           Senior Subordinated Loan and Security Agreement dated
                    February 2, 1999 between Liberty Waste Lending Company, LLC, a subsidiary of the Registrant, and Liberty Waste Services,
                    LLC and its direct and indirect subsidiaries.
  10.6(d)           Option Agreement dated February 2, 1999 between the Registrant and
                    Liberty Waste Services, LLC.
  10.7(e)           Revolving Credit Agreement dated as of November 9,
                    1999 by and among the Registrant and its subsidiaries,
                    the lending institutions party thereto, BankBoston,
                    N.A., as Administrative Agent, BancBoston Robertson
                    Stephens Inc., as Arranger, and Branch Banking and
                    Trust Company, as Documentation Agent.
   11.1             Computation re: Earnings Per Share
   21.1             List of Subsidiaries
   23.1             Consent of Independent Auditors
   27.1             Financial Data Schedule


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

(d) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(e) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WASTE INDUSTRIES, INC.

    Date: March 27, 2000              By: /s/ Lonnie C. Poole, Jr.
                                         ------------------------------------
                                         LONNIE C. POOLE, JR.
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

                     SIGNATURE                                          CAPACITY                              DATE
                     ---------                                          --------                              ----
   /s/ Lonnie C. Poole, Jr.                           Director, Chairman and Chief Executive             March 27, 2000
   ----------------------------------------------     Officer (Principal Executive Officer)
   LONNIE C. POOLE, JR.

   /s/ Stephen C. Shaw                                Chief Financial Officer (Principal                 March 27, 2000
   ----------------------------------------------     Financial and Accounting Officer)
   STEPHEN C. SHAW

   /s/ Jim W. Perry                                   Director                                           March 27, 2000
   ----------------------------------------------
   JIM W. PERRY

   /s/ J. Gregory Poole, Jr.                          Director                                           March 27, 2000
   ----------------------------------------------
   J. GREGORY POOLE, JR.

   /s/ Thomas F. Darden                               Director                                           March 27, 2000
   ----------------------------------------------
   THOMAS F. DARDEN

   /s/ Thomas C. Cannon                               Director                                           March 27, 2000
   ----------------------------------------------
   THOMAS C. CANNON

   /s/ Paul L. Brunswick                              Director                                           March 27, 2000
   ----------------------------------------------
   PAUL L. BRUNSWICK

                                      WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----
Independent Auditors' Report........................................................................................ F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999........................................................ F-3
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.......................... F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.......................... F-5
Notes to Consolidated Financial Statements.......................................................................... F-7

Independent Auditors' Report........................................................................................ S-1
Schedule II - Valuation and Qualifying Accounts .................................................................... S-2

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
Waste Industries, Inc. and Subsidiaries
Raleigh, North Carolina

         We have audited the accompanying consolidated balance sheets of Waste Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries, Inc. and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
FEBRUARY 29, 2000

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999
                        (In Thousands, Except Share Data)

                                                                                   1998          1999
                                                                                 ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents including restricted cash of $379 in 1998 (Note 4)   $   3,665    $   3,176
  Accounts receivable -- trade, less allowance for uncollectible accounts
  (1998 -- $700; 1999--$921)                                                        16,835       26,756
  Inventories                                                                        1,334        1,624
  Prepaid expenses and other current assets                                          1,589        3,017
  Deferred income taxes (Note 12)                                                      494          910
                                                                                 ---------    ---------
  Total current assets                                                              23,917       35,483
                                                                                 ---------    ---------
PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                                         88,801      138,523
INTANGIBLE ASSETS, net (Note 2)                                                     63,073       74,747
OTHER NONCURRENT ASSETS                                                                410          451
                                                                                 ---------    ---------
TOTAL ASSETS                                                                     $ 176,201    $ 249,204
                                                                                 =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                  $   1,877    $   5,826
  Current maturities of capital lease obligations (Note 5)                                        1,042
  Accounts payable  trade                                                           10,171       13,355
  Accrued expenses and other liabilities (Note 8)                                    2,995        4,083
  Income taxes payable (Note 12)                                                       188        1,487
  Deferred revenue                                                                   1,743        1,875
                                                                                 ---------    ---------
  Total current liabilities                                                         16,974       27,668
                                                                                 ---------    ---------
LONG-TERM DEBT, net of current maturities (Note 4)                                  86,465      137,363
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities (Note 5)                           2,337
NONCURRENT DEFERRED INCOME TAXES (Note 12)                                           7,838       10,105
CLOSURE/POSTCLOSURE LIABILITIES (Note 9)                                               262        1,590
COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 9)
SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Common stock, no par value, 80,000,000 shares authorized, shares issued and
  outstanding: 1998--13,380,905; 1999--13,854,355                                   41,148       46,700
  Paid-in capital                                                                    7,245        7,245
  Retained earnings                                                                 16,596       28,620
  Note receivable - Liberty Waste                                                               (11,538)
  Shareholders' loans and receivables                                                 (327)        (886)
                                                                                 ---------    ---------
  Total shareholders' equity                                                        64,662       70,141
                                                                                 ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 176,201    $ 249,204
                                                                                 =========    =========

                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   1997         1998         1999
                                                                 ---------    ---------    ---------
REVENUES:
  Service revenues                                               $ 127,581    $ 169,527    $ 213,384
  Equipment sales                                                    1,601        1,732        1,335
                                                                 ---------    ---------    ---------
  Total revenues                                                   129,182      171,259      214,719
                                                                 ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
  Operations                                                        79,775      105,633      133,923
  Equipment sales                                                    1,171        1,268          821
  Selling, general and administrative (Notes 5 and 8)               23,105       26,386       31,196
  Depreciation and amortization                                     11,797       16,981       22,298
  Merger, start-up and refinancing costs (Note 2)                     --            926          432
                                                                 ---------    ---------    ---------
  Total operating costs and expenses                               115,848      151,194      188,670
                                                                 ---------    ---------    ---------
OPERATING INCOME                                                    13,334       20,065       26,049
                                                                 ---------    ---------    ---------
  Interest expense (Note 4)                                          3,021        4,812        8,653
  Interest income                                                     (312)         (93)      (1,287)
  Other (Note 7)                                                      (322)        (538)        (441)
                                                                 ---------    ---------    ---------
     Total other expense, net                                        2,387        4,181        6,925
                                                                 ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                          10,947       15,884       19,124
INCOME TAX EXPENSE (Note 12):
  Current and deferred                                               2,711        5,606        7,100
  Effect of change in tax status                                     4,300         --           --
                                                                 ---------    ---------    ---------

NET INCOME                                                       $   3,936    $  10,278    $  12,024
                                                                 =========    =========    =========
EARNINGS PER SHARE
  (As Adjusted -- Notes 6 and 12):
  Basic                                                          $    0.34    $    0.80    $    0.88
  Diluted                                                        $    0.33    $    0.77    $    0.86
INCOME BEFORE INCOME TAXES (Note 12)                             $  10,947    $  15,884
PRO FORMA INCOME TAXES (Note 12)                                     4,202        5,803
                                                                 ---------    ---------
PRO FORMA NET INCOME (Note 12)                                   $   6,745    $  10,081
                                                                 ---------    ---------
PRO FORMA EARNINGS PER SHARE (Notes 6 and 12)
  Basic                                                          $    0.58    $    0.78
  Diluted                                                        $    0.56    $    0.76
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (Notes 6 and 12)
  Basic                                                             11,709       12,875       13,707
                                                                 =========    =========    =========
  Diluted                                                           12,068       13,266       14,051
                                                                 =========    =========    =========

                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                             1997         1998          1999
                                                          ---------    ---------      ---------
OPERATING ACTIVITIES:                                                (In Thousands)
  Net income                                              $   3,936    $  10,278      $  12,024
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                              11,797       16,981         22,298
  Gain on sale of property and equipment                       (212)        (305)          (298)
  Effect of change in tax status                              4,300
  Provision for deferred income taxes                           804        2,240          1,451
  Change in closure/postclosure liabilities                      41          (13)           731
  Changes in assets and liabilities, net of effects
    from acquisitions of related businesses:
    Accounts receivable - trade                              (1,431)         418         (7,208)
    Inventories                                               1,335         (492)          (290)
    Prepaid and other current assets                           (137)        (948)        (1,386)
    Accounts payable - trade                                  2,158        1,726          1,912
    Income taxes payable                                        445         (257)         1,299
    Accrued expenses and other liabilities                      316       (1,823)        (1,201)
    Deferred revenue                                           (403)         122           (442)
                                                          ---------    ---------      ---------
      Net cash provided by operating activities              22,949       27,927         28,890
                                                          ---------    ---------      ---------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                  809          649            721
  Purchases of property and equipment                       (24,095)     (30,005)       (34,935)
  Acquisition of related business, net of cash acquired     (35,438)     (27,649)       (34,934)
  Other noncurrent assets                                      (560)         (92)          (853)
                                                          ---------    ---------      ---------
      Net cash used in investing activities                 (59,284)     (57,097)       (70,001)
                                                          ---------    ---------      ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   40,119      114,995        186,809
  Principal payments on long-term debt                      (23,772)     (82,527)      (135,143)
  Debt issuance costs                                                                    (1,323)
  Principal payments on capital lease obligations                                          (906)
  Repayments of loans and receivables from shareholders          33          127             91
  Advances under shareholder loans and receivables              (55)        (147)          (650)
  Net proceeds from common stock issuance                    23,158                       3,250
  Net proceeds from exercise of stock options                                                34
  Cash distributions to S-Corporation shareholders           (4,124)        (790)
  Loan to Liberty Waste                                                                 (11,538)
  Other                                                          72            1             (2)
                                                          ---------    ---------      ---------
     Net cash provided by financing activities               35,431       31,659         40,622
                                                          ---------    ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (904)       2,489           (489)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,080        1,176          3,665
                                                          ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   1,176    $   3,665      $   3,176
                                                          =========    =========      =========

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONCLUDED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS)--
     Cash paid for interest        $2,440          $4,926         $8,530
                                   ======          ======         ======
     Cash paid for taxes           $1,445          $3,623         $4,301
                                   ======          ======         ======


SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS --

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

         During 1998, the Company exchanged 729,204 shares of common stock with a fair value of approximately $14.0 million as partial consideration for certain business acquisitions.

         During 1999, the Company issued 281,250 shares of common stock with a fair value of approximately $4.5 million as partial consideration for certain business acquisitions.

                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         BUSINESS OPERATIONS -- Waste Industries, Inc. (the "Company") is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Alabama, Georgia, Mississippi, Tennessee, Virginia and Florida.

         BASIS OF PRESENTATION - The Company's consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company's revenues and income are derived principally from one industry segment, which includes the collection, transfer, recycling, processing and disposal of municipal solid waste and industrial wastes.

         SIGNIFICANT ACCOUNTING POLICIES -- The significant accounting policies are summarized below:

                  A. CASH AND CASH EQUIVALENTS -- For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

                  B. INVENTORIES -- Inventories consist of (i) trucks and containers held for sale and (ii) operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method of costing.

                  C. PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method. Estimated useful lives are as follows:

                    Machinery and equipment                      5 to 10 years
                    Furniture, fixtures and vehicles             5 to 10 years
                    Building                                          30 years

         Landfill costs, including engineering and other professional fees, are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This determination is performed by independent surveyors conducting annual topographic surveys, using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company's independent engineers and its accounting staff.
                                       F-7

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

         D. INTANGIBLE ASSETS -- Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combinations. Intangible assets are net of accumulated amortization and consist of the following (in thousands):
                                                   1998            1999
                                                  -------         -------

                Goodwill                          $62,323         $74,148
                Customer lists                         27              14
                Noncompete agreements                 723             585
                                                  -------         -------

                Intangible assets                 $63,073         $74,747
                                                  =======         =======


         Customer lists are amortized using the straight-line method over 5 to 10 years. Noncompete agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight- line method, generally over 15 to 40 years. Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations. Accumulated amortization was approximately $28,748,000 and $31,638,000 at December 31, 1998 and 1999 respectively.

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

         G. DISPOSAL SITE CLOSURE AND LONG-TERM CARE -- The Company has financial obligations relating to closure and post-closure costs (long-term care) or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1999, the Company estimates the total costs to be approximately $16,019,000 for remediation, final closure of its current operating facilities and post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 years after final closure). The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company accrued approximately $262,000 and $1,590,000 for such projected costs at December 31, 1998 and 1999, respectively. The Company will provide additional accruals based on engineering estimates of airspace consumption over the useful lives of the facilities.

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

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company applies APB No. 25 to its stock-based compensation awards to employees and discloses the required information by SFAS No. 123 (Note 11).

         J. DEFERRED REVENUE -- Deferred revenue consists of collection fees billed in advance. Revenue is recognized as services are provided.

         K. INCOME TAXES -- From 1986 until May 8, 1997, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, during that time the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders, rather than to the Company.

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

         L. NEW ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is required to be adopted in fiscal 2001. The Company has not determined if the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.
                                       F-9

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

         N. RECLASSIFICATIONS -- Certain 1997 and 1998 financial statement amounts have been reclassified to conform with the 1999 presentation.

    2. ACQUISITIONS

         On March 31, 1998, the Company exchanged 320,555 shares of its common stock for all of the issued and outstanding shares of common stock of ECO Services, Inc. ("ECO") and Air Cargo Services, Inc. ("ACS"). Certain of the Company's executive officers, who are also Company shareholders, owned substantially all of the common stock of ECO and ACS. Accordingly, all assets and liabilities transferred have been accounted for at historical cost in a manner similar to that of pooling-of-interests accounting pursuant to the provisions of AIN #39 of APB No. 16. The Company's financial statements were previously restated to include the accounts and operations for all periods presented.

      POOLING-OF-INTERESTS TRANSACTIONS:

         During 1998, the Company completed the following pooling-of-interests transactions:

o On June 16, 1998, the Company exchanged 21,344 shares of its common stock with a fair value of approximately $449,000 for all the issued and outstanding share of common stock of Dumpsters, Inc. ("Dumpsters"), based in Memphis, Tennessee and engaged in the industrial solid waste collection in Shelby County, Tennessee.

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

         The merger costs related to these pooling-of-interests transactions totaled approximately $818,000 at December 31, 1998 and consisted primarily of professional fees. All of these amounts had been expended at December 31, 1998.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)

      PURCHASE TRANSACTIONS:

         During 1997, 1998 and 1999, the Company acquired 7, 8 and 15 waste collection and disposal services businesses, respectively, to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and include the following (in thousands):

                                                1997        1998         1999
                                              --------    --------    --------
Tangible Net Assets Acquired:
  Accounts receivable                         $  1,902    $  3,363    $  2,713
  Inventories                                       38        --          --
  Prepaid expenses and other current assets         12          25          42
  Property and equipment                         8,933       8,763      22,251
  Landfill assets                                 --          --        12,449
  Accounts payable and accrued expenses            (42)     (1,040)     (4,557)
  Deferred revenue                                (511)       (597)       (574)
  Notes payable                                   (848)     (3,290)     (3,181)
  Capital lease obligations                       --          --        (4,506)
                                              --------    --------    --------
    Total net tangible assets acquired           9,484       7,224      24,637

Intangible Assets:
  Noncompete agreements                            159         504         101
  Customer lists, contracts and goodwill        27,070      33,948      14,648
                                              --------    --------    --------
Total acquisition costs                       $ 36,713    $ 41,676    $ 39,386
                                              ========    ========    ========

         Purchase price allocations for certain 1999 acquisitions have not been finalized, pending receipt of valuations and other information. Net acquisition costs in 1997 include the issuance of 63,634 shares of the Company's common stock with a fair value of $1,275,000 as partial consideration for certain business acquisitions. Net acquisition costs in 1998 include the issuance of 729,204 shares of the Company's common stock with a fair value of $14.0 million as partial consideration for certain business acquisitions. Net acquisition costs in 1999 include the issuance of 281,250 shares of the Company's common stock with a fair value of $4.5 million as partial consideration for certain business acquisitions. The Company primarily used borrowings under its revolving credit facilities to fund the various purchase acquisitions.

         Related to the above acquisitions, the Company entered into noncompete agreements with the former owners of these businesses. These amounts are being amortized on a straight-line basis over the terms of the agreements (generally 5 years).

         The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 1998 and 1999 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets and as if the Company were subject to federal and all applicable state corporate income taxes for the period assuming the tax rate that would have applied had the Company been taxed as a C Corporation (in thousands):

                                        1998       1999
                                      --------   --------
         Total revenues               $199,010   $225,527
         Operating income               24,979     28,243
         Net income                     11,905     12,914
         Earnings per common share:
         Basic                        $   0.89   $   0.93
         Diluted                      $   0.86   $   0.91

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

      OTHER:

         The Company incurred nonrecurring start-up costs related to a new service contract of approximately $108,000 and $105,000 at December 31, 1998 and 1999, respectively. These costs related to the deployment of service equipment and personnel. All of these amounts had been expended at December 31, 1998 and 1999.

3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 1998 and 1999 (in thousands):

                                                   1998       1999
                                                 --------   --------

         Land, land improvements and buildings   $ 15,575   $ 22,426
         Landfills and associated land              1,753     15,789
         Machinery and equipment                  137,106    180,126
         Furniture, fixtures and vehicles           3,046      4,210
         In-process equipment                       1,326      1,210
                                                 --------   --------

              Total property and equipment        158,806    223,761
         Less accumulated depreciation             70,005     85,238
                                                 --------   --------

         Property and equipment, net             $ 88,801   $138,523
                                                 ========   ========


         In-process equipment includes equipment not placed in service at year end.

         Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $1,340,000 and $-0-at December 31, 1998 and 1999, respectively, which is not being amortized.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


4. LONG-TERM DEBT

         Long-term debt consist of the following at December 31, 1998 and 1999 (in thousands):

                                                                             1998       1999
                                                                           --------   --------
         Bank Credit Facilities:
           BB&T                                                            $ 36,000   $   --
           Prudential                                                        50,000     75,000
           BankBoston                                                          --       65,000
         Other installment notes payable, interest ranging from 1% to 7%      1,956      2,910
         Present value of noncompete agreement liabilities with
         the former shareholders of related businesses acquired,
         due in various monthly installments through 2002                       386        279
                                                                           --------   --------
         Total notes payable                                                 88,342    143,189
         Less current portion                                                 1,877      5,826
                                                                           --------   --------
         Long-term portion                                                 $ 86,465   $137,363
                                                                           ========   ========

         On November 9, 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which BankBoston, N.A. ("BankBoston") acts as agent. This new credit facility provides up to $200 million through November 2004. The Company has drawn approximately $55 million on the new facility to terminate and pay off its Branch Banking & Trust ("BB&T") facility. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the BankBoston credit facility. Pursuant to an intercreditor agreement with BankBoston, Prudenital Insurance Company of America ("Prudential") shares in the collateral pledged under the BankBoston credit facility. In addition, the Company's subsidiaries have guarantied the Company's obligations under the Prudential term loan facilities. The BankBoston credit facility bears interest at a rate per annum equal to, at the Company's option, either a BankBoston base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The BankBoston facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of December 31, 1999, an aggregate of approximately $65.0 million was outstanding under the BankBoston credit facility, and the average interest rate on outstanding borrowings was approximately 8%.

         As of December 31, 1999, the Company had fully drawn three of the Prudential $25 million term facilities, leaving the Company with an uncommitted shelf facility of $25 million. The Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. Interest on the three Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal.

         At December 31, 1999, the Company was in compliance with all BankBoston loan agreement covenants. Under the agreement, there is no compensating balance requirement and no dividend payments are permitted. At December 31, 1998 the Company had a compensating balance arrangement with BB&T for $379,000.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


         Annual aggregate principal maturities at December 31, 1999 are as follows (in thousands):

                     2000.....................................     $    5,826
                     2001.....................................          3,947
                     2002.....................................          7,460
                     2003.....................................         10,772
                     2004.....................................         10,762
                     Thereafter...............................        104,422
                                                                      -------

                     Total                                           $143,189
                                                                     ========


5. LEASES

         The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases and the related accumulated amortization were approximately $4,506,000 and ($744,000), respectively, at December 31, 1999. The Company had not entered into capital leases prior to 1999.

         Future minimum lease payments as of December 31, 1999 for capital and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                             Capital   Operating
                                             Leases      Leases
                                             -------    -------
         2000                                $ 1,184    $ 1,917
         2001                                  1,119      1,386
         2002                                    853      1,152
         2003                                    461      1,044
         2004                                    165        971
         Thereafter                             --        6,275
                                             -------    -------
         Total minimum lease payments          3,782    $12,745
                                                        =======
         Less amount representing interest
           (ranging from 5.25% to 6.96%)        (403)
                                             -------
                                               3,379
         Less current portion                 (1,042)
                                             -------
         Long term lease obligation          $ 2,337
                                             =======



         The total rental expense for all operating leases for the years ended December 31, 1997, 1998 and 1999 is as follows (in thousands):

                                       1997     1998     1999
                                      ------   ------   ------
Buildings and sites ...............   $  887   $1,216   $1,474
Trucks and equipment ..............    1,898    2,209    1,310
                                      ------   ------   ------

Total .............................   $2,785   $3,425   $2,784
                                      ======   ======   ======


         Direct rental expense is included in cost of operations in the statements of operations and indirect rental expense is included in selling, general and administrative in the statements of operations.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


6. SHAREHOLDERS' EQUITY

Shareholders' equity consisted of the following for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                SHARES                                     SHAREHOLDERS'                  NOTE
                                                ------               COMMON     PAID-IN      LOANS AND    RETAINED      RECEIVABLE
                                      AUTHORIZED      OUTSTANDING     STOCK      CAPITAL    RECEIVABLES   EARNINGS    LIBERTY WASTE
                                      ----------      -----------     -----      -------    -----------   --------    -------------
Balance, January 1, 1997 ..........     80,000          10,660       $  2,687    $   --      $   (285)   $ 12,702        $   --
Net income ........................       --              --             --          --          --         3,936            --
Issuances of stock, net ...........       --             1,992         24,433        --          --          --              --
Reclassification of undistributed S
Corporation earnings ..............       --              --             --         8,500        --        (8,500)
Capital contribution ..............       --              --             --            20        --          --              --
Subchapter S distributions ........       --              --             --          --          --        (2,304)           --
Increase in shareholders' loans and
  receivables .....................       --              --             --          --           (22)       --              --
                                      ----------      -----------     -----      -------    -----------   --------    -------------
Balance, December 31, 1997 ........     80,000          12,652         27,120       8,520        (307)      5,834
Net income ........................       --              --             --          --          --        10,278            --
Issuances of stock, net ...........                        729         14,026
Subchapter S distributions ........       --              --             --          --          --          (790)           --
Reclassification of S-Corporation
  deficit .........................                       --             --        (1,275)       --         1,275
Increase in shareholders' loans and
  receivables .....................                       --             --          --          (20)
Other .............................       --              --                2        --          --            (1)           --
                                      ----------      -----------     -----      -------    -----------   --------    -------------
Balance, December 31, 1998 ........     80,000          13,381         41,148       7,245        (327)     16,596
Net income ........................       --              --             --          --          --        12,024            --
Issuances of stock, net ...........                        464          7,699
Exercise of stock options .........       --                 9             34        --          --                          --
Issue of Liberty Waste receivable .                                                                                       (11,538)
Fair value adjustment related to
  stock issued in business purchase
  transaction .....................                                    (2,181)
Increase in shareholders' loans and
  receivables .....................       --              --             --          --          (559)       --              --
                                      ----------      -----------     -----      -------    -----------   --------    -------------
Balance, December 31, 1999 ........     80,000          13,854       $ 46,700    $  7,245    $   (886)   $ 28,620        $(11,538)
                                      ==========      ===========    ========    ========   ===========  =========    =============

                                      F-15

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. SHAREHOLDERS' EQUITY -- (CONTINUED)

         In April 1997, the Company's Board of Directors authorized a 1-for-2.5 reverse stock split and the conversion of all nonvoting common shares to voting common shares. The Board of Directors also approved an increase in the authorized capital of common stock from 4,020,395 shares to 80,000,000 shares and canceled the nonvoting common shares outstanding. The common stock previously had a par value of $.0380286 per share and was converted to no par common stock. All share and per share information in the consolidated financial statements has been adjusted to give retroactive effect to the reverse stock split and conversion of nonvoting stock.

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

         On August 28, 1998, the Company issued 22,474 shares of Company common stock with a fair value of approximately $500,000 as partial consideration for the stock of Greater Atlanta Sanitation, Inc. On September 10, 1998, the Company issued 706,730 shares of Company common stock with a fair value of approximately $13.5 million as partial consideration for the stock of TransWaste Services, Inc. In 1999 and upon completion of a valuation of the restricted stock issued in this transaction, the Company decreased common stock and goodwill by an adjustment of $2.2 million.

         Certain companies acquired in 1998 accounted for as pooling-of-interests transactions were previously taxed as S Corporations. The S Corporation elections were effectively terminated on their respective acquisition dates. Consequently, the Company reclassified a net S Corporation deficit to additional capital as a result of the termination of the S Corporation elections.

         During 1999, the Company loaned Liberty Waste Services, LLC ("Liberty") $11,538,000 under a senior subordinated note purchase agreement due December 31, 2001. Interest is payable annually at the rate of 11% per annum. The Company also received an option to purchase ("Option") any subsidiary of Liberty that operates a landfill or a waste disposal business within a 75 miles radius of a landfill owned by one of the Liberty subsidiaries or any other waste disposal business wherever located if the Company's funds loaned under the note purchase agreement are used, directly or indirectly, to purchase, develop or operate such business (a "Business Unit"). The Option will be exercisable for an eighteen month period beginning July 1, 2000. The exercise price for each Business Unit will equal seventy-five (75%) percent of the Company's market capitalization multiple times the Business Unit's annualized EBITDA, less the Business Unit's funded debt assumed by the Company, as defined in the note purchase agreement.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

         During 1999, the Company sold 183,000 shares of the Company's common stock with a fair value of approximately $3.3 million to Liberty.

         During 1999, the Company issued 281,250 shares of Company common stock with a fair value of approximately $4.5 million as partial consideration for certain business acquisitions.


7. RELATED PARTY TRANSACTIONS

         Shareholder loans, included in shareholders' equity of the accompanying consolidated balance sheets, are notes receivable (including unpaid interest thereon) from shareholders of $261,603, $134,939 and $694,226 at December 31, 1997 and 1998 and 1999, respectively. The notes bear interest at an annual rate of 7% and are payable on demand. Shareholders' receivables, included in the shareholders' equity of the accompanying consolidated balance sheets, are from a related company owned by certain shareholders and officers of the Company. These receivables of $44,860, $191,712 and $191,709 at December 31, 1997, 1998 and
1999, respectively, are interest-free and are payable on demand.

         The Company has other related party transactions pertaining to the leasing of office space and equipment from officers of the Company and from other partnerships and corporations controlled by these officers, the sale and leasing of equipment and vehicles to affiliated companies, and the providing of management and accounting services and technical advice to other companies affiliated by common shareholder interests (other affiliated companies). All of the transactions are on terms comparable to those with third parties, and are immaterial individually and in the aggregate.

8. BENEFIT PLANS

         401(K) PROFIT SHARING AND RETIREMENT PLAN -- The Company has a 401(k) Savings and Retirement Plan and Trust ("401(k)" or the "Plan") for the benefit of its full time employees who have more than one year of service and are over 21 years of age. The plan also benefits employees of certain related parties through separate funding arrangements. Employees make contributions to this retirement plan under a 401(k) pre-tax contribution plan and by the Company through 401(k) matching contributions and discretionary profit sharing contributions. The discretionary profit sharing contribution is made annually as determined by management based on the Company's financial performance. Effective October 1, 1997, the Company amended the Plan to discontinue the profit sharing contribution and increase the employer's matching contribution percentage. The Company's matching contributions to the 401(k) plan were $256,772, $509,967 and $667,799 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company's profit sharing contribution was $284,994 for the year ended December 31, 1997. Contributions by the Company are included in operating costs and expenses in the accompanying statements of operations.

         SELF-INSURED MEDICAL PLAN -- The Company has a self-insured plan for employee medical benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays premiums for its employees and dependents and withholds from employees additional amounts for the premium balance. As claims are processed by the plan's third-party administrator, the insurance carrier requests funds from the Company. The Company maintains stop loss coverage for the plan. The Company's expense relating to the plan for 1997, 1998 and 1999 was $149,226, $246,163 and
$239,580, respectively.

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

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         While the precise amounts of these future obligations cannot be determined, at December 31, 1999, the Company estimates the total costs to be approximately $16.0 million for remediation, final closure of its operating facilities and post-closure monitoring costs. The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $262,000 and $1,590,000 for such projected costs at December 31, 1998 and 1999, respectively. The Company provides accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills the Company may acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that the Company's ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

         In September 1999, the Company filed a lawsuit against one of its municipal customers concerning payment of a promissory note and accounts receivable for services the Company rendered to the customer. The customer has denied liability for the indebtedness and has asserted counterclaims against the Company. The Company strongly believes the counterclaims are groundless, and that the receivables from the customer are valid. The Company does not believe the outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

10. LETTERS OF CREDIT

         At December 31, 1998 and 1999, the Company has entered into irrevocable letters of credit totaling approximately $540,500 and $1,444,000, respectively. According to the terms of the $200 million BankBoston facility, the availability of funds on that facility are reduced by the lesser of outstanding letters of credit or $15 million. (Note 4).

11. STOCK OPTION PLAN

         The Company's 1997 Stock Plan (the "Stock Plan") was adopted by the Company's Board of Directors in April 1997 and approved by the Company's shareholders prior to completion of the Company's public offering. A total of 1,800,000 shares of common stock have been reserved for issuance under the Stock Plan. At the same time that the Stock Plan was adopted, the Board terminated the Company's Employee Non-Qualified Stock Option Plan (the "Option Plan"; together with the Stock Plan the "Plans") as to future grants. The Stock Plan provides for grants of "incentive stock options,"within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees (including officers and employee directors), and each of the Plans provides for grants of nonstatutory options to employees and consultants. The Stock Plan also allows for the grant of purchase rights. The Plans are administered by the Compensation Committee of the Board of Directors. The Stock Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. Options, under the Plans, have been retroactively adjusted for the exchange of shares resulting from the merger of affiliated companies on April 1, 1996, for the stock dividend of nine nonvoting shares for each voting share in 1995, and for the 1-for-2.5 reverse stock split and the conversion of all nonvoting shares to common shares, each effected prior to consummation of the Company's public offering. A summary of the status of the Plans as of December 31, 1997, 1998 and 1999 and changes during the years ending on those dates is as follows:

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLAN -- (CONTINUED)

                                                   OPTION PLAN
                                              ----------------------
                                                           WEIGHTED-
                                                            AVERAGE
                                                            SHARES
                                                SHARE        PRICE
                                               --------    ---------

         Balance, December 31, 1996 and 1997    526,000         5.10
         Granted ...........................    138,697        14.37
         Forfeitures .......................     (4,948)       19.69
                                               --------    ---------

         Balance, December 31, 1998 ........    659,749         8.49
         Granted ...........................    127,387        18.05
         Forfeitures .......................    (13,311)       14.07
         Exercised .........................     (9,200)        3.66
                                               --------    ----------

         Balance, December 31, 1999 ........    764,625    $    9.55
                                               ========    ==========


         The following table summarizes information about the Company's Plans at December 31, 1999:


                                                                        Exercisable
Range of           Number of     Weighted        Weighted        Number of       Weighted
Exercise Prices     Shares        Average         Average         Shares         Average
                 Outstanding   Remaining Life  Exercise Price                Exercise Prices
$5.13               514,564         1.25            $5.13         396,800         $5.13
$15.25 - $16.78      67,887          9.3           $15.80               -             -
$17.88               50,000          4.5           $17.88          50,000        $17.88
$19.69 - $20.81     132,174          8.3           $20.11               -             -

         The Company applies ABP No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income, pro forma net income and pro forma earnings per share for the years ended December 31, 1998 and 1999 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


                                                  1998         1999
                                                  ----         ----
         Net Income:
         As reported .......................   $   10,278   $   12,024
         Pro forma -- for SFAS No. 123 .....       10,043       11,182
         Pro Forma Net Income:
         As reported .......................       10,081
         Pro forma -- for SFAS No. 123 .....        9,846
         Pro Forma Earnings Per Share:
         Basic:
         As reported .......................   $      0.78  $    0.88
         Pro forma -- for SFAS No. 123 .....   $      0.76  $    0.82
         Diluted:
         As reported .......................   $      0.76  $    0.86
         Pro forma -- for SFAS No. 123 .....   $      0.74  $    0.80


         No stock options were granted in 1997 and previously issued grants had fully vested; accordingly, pro forma amount have not been presented for 1997. As permitted under SFAS No. 123, the fair value of options granted under the Company's plan during 1998 and 1999 was estimated on the Black-Scholes option-pricing model using the following assumptions:

                                                                      1998             1999
                                                                      ----             ----
    Weighted-average grant-date fair value of options granted       $16.33            $12.64
    Weighted-average expected lives (years)                           3.24              7.28
    Risk-free interest rate                                           5.50%             5.24%
    Volatility                                                       39.00%            51.00%


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

         The balance of deferred income tax assets and liabilities at December 31, 1998 and 1999 are as follows (in thousands):

                                                                         1998       1999
                                                                       -------    -------
         Current deferred income tax assets (liabilities) relate to:
           Allowance for bad debts .................................   $   281    $   570
           Accrued vacation ........................................       240        191
           Accruals to related parties .............................        14       --
           Accrued health benefits .................................       (87)       140
           Other accruals not currently deductible .................        46          9
                                                                       -------    -------

         Net current deferred tax assets ...........................   $   494    $   910
                                                                       =======    =======

         Noncurrent deferred income tax liabilities relate to:
           Basis and depreciation differences ......................   $ 7,728    $10,049
           Other ...................................................       110         56
                                                                       -------    -------

         Net noncurrent deferred tax liabilities ...................   $ 7,838    $10,105
                                                                       =======    =======

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         The components of income tax expense for May 9, 1997 to December 31, 1997 and for the years ended December 31, 1998 and 1999 are as follows (in thousands):

                                                     1997     1998     1999
                                                    ------   ------   ------
         Current income taxes:
         Federal ................................   $1,628   $2,807   $4,716
         State ..................................      262      559      933
                                                    ------   ------   ------

         Total current income taxes .............    1,890    3,366    5,649
         Deferred income taxes ..................      821    2,240    1,451
                                                    ------   ------   ------

         Total ..................................   $2,711   $5,606   $7,100
                                                    ======   ======   ======

         The following is a reconciliation of income taxes at the Federal statutory rate (34%) to actual taxes provided for each of the three years in the period ended December 31, 1999 (in thousands):

                                                                     1997       1998      1999
                                                                    -------   -------    -------
         Federal tax at the statutory rate ......................   $ 3,722   $ 5,401    $ 6,502
         State income taxes, net of federal tax benefit .........       311       528        791
         Goodwill amortization ..................................         6      --         --
         Other ..................................................        87      (116)      (193)
                                                                    -------   -------    -------
                                                                      4,126     5,813      7,100
         Less federal taxes at the statutory rates for the period
         from January 1 to May 8, 1997 and for the periods
         companies acquired in poolings-of-interests were taxed
         as S Corporations ......................................     1,415       207       --
                                                                    -------   -------    -------

         Total ..................................................   $ 2,711   $ 5,606    $ 7,100
                                                                   ========   =======    =======

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                    FIRST     SECOND     THIRD    FOURTH
                                                                   QUARTER    QUARTER   QUARTER   QUARTER
                                                                   -------    -------   -------   -------
                                                              (In thousands, except per share data)
         Total revenues                                   1998      $39,340   $41,527   $44,804   $45,588
                                                          1999       47,537    52,855    56,471    57,856
         Gross profit                                     1998       14,687    15,390    16,281    18,000
                                                          1999       18,200    19,663    20,809    21,303
         Net income                                       1998        2,379     2,649     2,875     2,375
                                                          1999        2,852     3,065     2,955     3,152
         Pro forma net income (1)                         1998      $ 2,353   $ 2,559   $ 2,815   $ 2,354

         Earnings per share:
         Basic                                            1998 (1)  $  0.19   $  0.20   $  0.22   $  0.18
                                                          1999         0.21      0.22      0.21      0.23
         Diluted                                          1998 (1)     0.18      0.20      0.21      0.17
                                                          1999      $  0.21   $  0.22   $  0.21   $  0.22
         Weighted average number of shares outstanding:
         Basic                                            1998       12,652    12,652    12,817    13,381
                                                          1999       13,502    13,761    13,854    13,854
         Diluted                                          1998       13,038    13,048    13,218    13,766
                                                          1999       13,860    14,124    14,203    14,157

           (1)  See Note 1.H.


14. SUBSEQUENT EVENTS

         On January 13, 2000, the Company signed a nonbinding Letter of Intent with Allied Waste Industries, Inc., which was amended on March 9, 2000, to purchase all of Allied's assets used in connection with its Sampson County, North Carolina landfill and its Fayetteville, North Carolina waste hauling operation. The aggregate consideration for the acquisition is approximately $31.5 million.

         On January 13, 2000, the Company signed a nonbinding Letter of Intent with Allied Waste Industries, Inc. to sell all of the Company's assets used in connection with its Ooltewah, Tennessee and Dalton, Georgia waste hauling operations. The aggregate consideration for the sale is approximately $11.5 million.

                               * * * * * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Waste Industries, Inc. and Subsidiaries
Raleigh, North Carolina


We have audited the consolidated financial statements of Waste Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Waste Industries, Inc. and Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/  DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
FEBRUARY 29, 2000

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     Balance  Charges to  Write-offs/  Balance
                                      1/1/97   Expense     Payments    12/31/97
                                      ------   -------     --------    --------
         Allowance for
         doubtful accounts          $   648   $   642       $  (382)   $   908
         Accrued closure and
         post-closure costs             234        41          --          275


                                     Balance  Charges to  Write-offs/  Balance
                                     12/31/97  Expense     Payments    12/31/98
                                     --------  -------     --------    --------
         Allowance for
         doubtful accounts          $   908   $   747       $  (955)   $   700
         Accrued closure and
         post-closure costs             275      --             (13)       262


                                     Balance  Charges to  Write-offs/  Balance
                                     12/31/98  Expense     Payments    12/31/99
                                     --------  -------     --------    --------
         Allowance for
         doubtful accounts          $   700   $ 1,242       $(1,021)   $   921
         Accrued closure and
         post-closure costs             262     1,328          --        1,590