Form 10-Q
period 2000-03-31
WASTE INDUSTRIES INC
filed 2000-05-12
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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


                                    YES X NO
                                    --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, No Par Value                      13,863,495 shares
            (Class)                          (Outstanding at May 10, 2000)

                         PART 1 - Financial Information

Item 1. Financial Statements

                             WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            DECEMBER 31,           MARCH 31,
                                                                               1999                  2000
Assets                                                                                            (UNAUDITED)
                                                                          ----------------      ----------------
Current assets:
   Cash and cash equivalents                                                       $3,176                $2,898
   Accounts receivable - trade, less allowance for
      uncollectible accounts (1999 --$921; 2000 -- $918)                           26,756                24,341
   Inventories                                                                      1,624                 1,772
   Prepaid expenses and other current assets                                        3,017                 3,542
   Deferred income taxes                                                              910                   910
                                                                          ----------------      ----------------
        Total current assets                                                       35,483                33,463
                                                                          ----------------      ----------------
   Property and equipment, net                                                    138,523               145,127
   Intangible assets, net                                                          71,458                71,058
   Other noncurrent assets                                                          3,740                 5,401
                                                                          ----------------      ----------------
        Total assets                                                             $249,204              $255,049
                                                                          ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $5,826                $7,021
   Capital lease obligations                                                        1,042                   995
   Accounts payable - trade                                                        13,355                10,117
   Federal and state income taxes payable                                           1,487                 1,671
   Accrued expenses and other liabilities                                           4,083                 4,789
   Deferred revenue                                                                 1,875                 2,361
                                                                          ----------------      ----------------
        Total current liabilities                                                  27,668                26,954
                                                                          ----------------      ----------------
Long-term debt, net of current maturities                                         137,363               140,593
Capital lease obligations                                                           2,337                 2,124
Noncurrent deferred income taxes                                                   10,105                11,184
Disposal site closure and long-term care obligations (Note 4)                       1,590                 1,701
Commitments and contingencies

Shareholders' equity: (Note 3)
   Common stock, no par value, shares authorized --- 80,000,000;
     shares issued and outstanding:
      1999 -- 13,854,355; 2000 -- 13,854,591                                       46,700                46,702
   Paid-in capital                                                                  7,245                 7,245
   Retained earnings                                                               28,620                30,970
   Note receivable -- Liberty Waste                                               (11,538)              (11,538)
   Stockholders' loans                                                               (886)                 (886)
                                                                          ----------------      ----------------
     Total shareholders' equity                                                    70,141                72,493
                                                                          ----------------      ----------------
Total liabilities and shareholders' equity                                       $249,204              $255,049
                                                                          ================      ================


See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                          ------------------------------------------------
                                                                  1999                       2000
                                                          ---------------------       --------------------
REVENUES:
   Service                                                             $47,291                    $56,914
   Equipment                                                               246                        369
                                                          ---------------------       --------------------
      Total revenues                                                    47,537                     57,283
                                                          ---------------------       --------------------
OPERATING COSTS AND EXPENSES:
   Operations                                                           29,232                     35,510
   Equipment sales                                                         105                        221
   Selling, general and administrative                                   7,092                      9,013
   Depreciation and amortization                                         5,057                      6,203
                                                          ---------------------       --------------------
      Total operating costs and expenses                                41,486                     50,947
                                                          ---------------------       --------------------
Operating income                                                         6,051                      6,336
                                                          ---------------------       --------------------
   Interest expense                                                      1,812                      2,815
   Interest income                                                        (194)                      (344)
   Other                                                                   (94)                       (53)
                                                          ---------------------       --------------------
      Total other expense, net                                           1,524                      2,418
                                                          ---------------------       --------------------
Income before income taxes                                               4,527                      3,918
Income tax expense                                                       1,675                      1,568
                                                          ---------------------       --------------------
Net income                                                              $2,852                     $2,350
                                                          =====================       ====================
Earnings per share: (Note 2)
   Basic                                                                  0.21                       0.17
   Diluted                                                                0.21                       0.17
Weighted average common shares outstanding:
   Basic                                                                13,502                     13,854
   Diluted                                                              13,860                     14,132



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                 -----------------------------------------
                                                                                       1999                   2000
                                                                                 ------------------    -------------------
OPERATING ACTIVITIES
  Net income                                                                                $2,852                 $2,350
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          5,057                  6,203
      Gain on sale of property and equipment                                                   (53)                   (47)
      Provision for deferred income taxes                                                      375                  1,079
      Disposal site closure and long-term care obligations                                     293                    111
  Changes in assets and liabilities, net of effects from acquisitions of related businesses:
      Accounts receivable - trade                                                           (1,322)                 2,415
      Inventories                                                                             (105)                  (148)
      Prepaid and other current assets                                                        (517)                  (525)
      Accounts payable - trade                                                              (1,209)                (3,238)
      Federal and state income taxes payable                                                   872                    184
      Accrued expenses and other liabilities                                                   343                    706
      Deferred revenue                                                                         346                    486
                                                                                 ------------------    -------------------
  Net cash provided by operating activities                                                  6,932                  9,576
                                                                                 ------------------    -------------------


INVESTING ACTIVITIES
  Dispositions (acquisitions) of other non-current assets                                        2                 (1,663)
  Acquisitions of related business, net of cash acquired                                   (13,224)                (3,477)
  Proceeds from sale of property and equipment                                                  88                    163
  Purchases of property and equipment                                                       (8,747)                (9,044)
                                                                                 ------------------    -------------------
  Net cash used in investing activities                                                    (21,881)               (14,021)
                                                                                 ------------------    -------------------


FINANCING ACTIVITIES
  Proceeds from issuance of long term debt                                                  48,142                  5,745
  Principal payments of long-term debt                                                     (27,298)                (1,320)
  Principal payments of capital lease obligations                                                                    (260)
  Repayments of loans and receivables from shareholders                                         91
  Net proceeds from common stock issuance                                                    3,250                      2
  Net proceeds from exercised options                                                           44
  Loan to Liberty Waste                                                                    (11,538)
  Other                                                                                         (6)
                                                                                 ------------------    -------------------
  Net cash provided by financing activities                                                 12,685                  4,167
                                                                                 ------------------    -------------------
  Decrease in cash and cash equivalents                                                     (2,264)                  (278)
  Cash and cash equivalents, beginning of period                                             3,665                  3,176
                                                                                 ------------------    -------------------
  Cash and cash equivalents, end of period                                                   1,401                  2,898
                                                                                 ==================    ===================



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or the interim periods.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1999.


RECENT DEVELOPMENTS

    Purchase Acquisitions:

    During the three months ended March 31, 2000, the Company made the following acquisitions accounted for as purchases:

     o On March 1, 2000, the Company acquired of Trashbusters, LLC for $861,000 in cash. This tuck-in acquisition further expands the Company's existing operations in our Easley, South Carolina facility, which serves the Greenville/Spartanburg area.

     o On March 23, 2000, the Company acquired a C & D landfill in the Greenville/Spartanburg South Carolina area from South Eastern Associates, Inc. known as Loveless & Loveless, for $1.8 million in cash. This acquisition provides the Company with its seventh landfill.

     o On March 23, 2000, the Company acquired J&B Partnership, LLC for $510,000 in cash. This tuck-in to our Easley, South Carolina facility provides transfer operations for the Greenville/Spartanburg area.


Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2000 are as follows (in thousands):

Fair value of tangible assets acquired                          $  3,126
Goodwill                                                             351
                                                               ---------

Net acquisition costs                                           $  3,477
                                                               =========

Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method over 5-30 years. Goodwill is amortized using the straight-line method over 25-40 years. These estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. This allocation has been based on preliminary estimates which might be revised at a later date.

Certain 1999 financial statement amounts have been reclassified to conform with the 2000 presentation.

The proforma effects of acquisitions are not considered material to the consolidated statement of income.

2. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

3. SHAREHOLDERS' EQUITY

On February 29, 2000, the Company issued 236 shares of Company common stock with a fair value of approximately $2,500.

4. CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's financial position or results of operations.

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities which it has acquired through the three-month period ended March 31, 2000. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company's ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. SOME MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO THE ABILITY TO MANAGE GROWTH, THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS, COMPETITION, GEOGRAPHIC CONCENTRATION, GOVERNMENT REGULATION AND OTHERS SET FORTH IN THE COMPANY'S FORM 10-K. YOU SHOULD CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

OVERVIEW

Waste Industries is a regional, vertically integrated provider of solid waste services. The Company operates primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. We operate 43 collection operations, 23 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and seven landfills in the southeastern U.S. The Company had revenues of $214.7 million and operating income of $26.0 million in the year ended December 31, 1999, and revenues of $57.3 million and operating income of $6.3 million in the three months ended March 31, 2000.

The Company's presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported its internal growth. In addition, from 1990 through the three months ended March 31, 2000, the Company acquired 54 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern U.S. and the Company's strong market presence in the region should provide the Company an opportunity to increase its revenues and market share. As the Company adds customers in existing markets, its density should improve, which the Company expects will increase its collection efficiencies and profitability.


RESULTS OF OPERATIONS

GENERAL

The Company's branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. The Company derives a substantial portion of its collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. The Company's residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide the Company with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in the Company's existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts generally provide consistent cash flow during the term of the contracts.

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

The Company currently operates approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since the Company is paid regularly by the local government. The Company also operates eight recycling processing facilities as part of its collection and transfer operations where it collects, processes, sorts and recycles paper products, aluminum and steel cans, pallets, plastics, glass and other items. The Company's recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, the Company resells recycled commodities using commercially reasonable practices and seeks to manage commodity pricing risk by spreading the risk among its customers. The Company also operates curbside residential recycling programs in connection with its residential collection operations in most of the communities it serves.

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns, operates or transfers from 23 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company owns and operates seven landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

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

Other income and expense, which is comprised primarily of interest income has not historically been material to the Company's results of operations.

To date, inflation has not had a significant impact on the Company's operations.

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's unaudited condensed statements of operations:


                                                     Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1999             2000
                                                 ---------       ---------
Total revenues                                    100.0%           100.0%
Service                                            99.5%            99.4%
Equipment                                           0.5%             0.6%
                                                 ---------       ---------
Total cost of operations                           61.6%            62.0%
Cost of equipment sales                             0.2%             0.4%
Selling, general and administrative                14.9%            15.7%
Depreciation and amortization                      10.6%            10.8%
                                                 ---------       ---------
Operating income                                   12.7%            11.1%
                                                 ---------       ---------
Interest expense                                    3.4%             4.3%
Other income                                       -0.2%               -
                                                 ---------       ---------

Income before income taxes                          9.5%             6.8%
Income taxes                                        3.5%             2.7%
                                                 ---------       ---------
Net income                                          6.0%             4.1%
                                                 ---------       ---------


THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Total revenues increased approximately $9.7 million, or 21.0%, for the three-month period ended March 31, 2000, as compared with the same period in 1999. This increase was attributable primarily to the following factors: (1) the effect of 17 businesses acquired during the year ended December 31, 1999; and
(2) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Cost of operations increased $6.3 million, or 21.5%, for the three-month period ended March 31, 2000, compared to the same period in 1999. This increase was attributable primarily to the following factors: (1) the effect of 17 businesses acquired during the year ended December 31, 1999; (2) higher diesel fuel costs, and (3) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

SG&A. SG&A increased $1.9 million or 27.1%, for the three-month period ended March 31, 2000 as compared with the same period in 1999. As a percentage of revenues, SG&A increased from 14.9% to 15.7% in the first quarter of 2000 compared to the first quarter of 1999, due primarily to 1999 stand-alone acquisitions requiring higher costs to operate.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.1 million, or 22.7%, for the three-month period ended March 31, 2000, compared to the same period in 1999. Depreciation and amortization, as a percentage of revenues, has increased to 10.8% from 10.6% for the three-month period ended March 31, 2000, compared to the same period in 1999. The principal reasons for these increases were depreciation of additional property and equipment acquired and put into service due to higher collection volumes, depreciation of the additional assets of businesses acquired, and increased amortization related to newly acquired landfills.

INTEREST EXPENSE. Interest expense increased $1.0 million, or 55.4%, for the three-month period ended March 31, 2000, compared to the same period in 1999. This increase was primarily due to the higher level of the average outstanding indebtedness as well as a higher interest rate related to the Company's purchases of assets of businesses acquired.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 2000 was $6.5 million compared to $7.8 million at December 31, 1999. The Company's strategy in managing its working capital has been to apply the cash generated from operations that remains available after satisfying its working capital and capital expenditure requirements to reduce indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 2000. As of March 31, 2000, the Company had fully drawn down its three Prudential Insurance Company of America term facilities, leaving the Company with an uncommitted shelf facility of $25 million. The Prudential credit facility requires the Company to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $25 million mature in April 2006, $25 million mature in June 2008 and $25 million mature in February 2009, subject to renewal.

In November 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which BankBoston, N.A. acts as agent. This credit facility provides up to $200 million through November 2004. The Company has drawn approximately $55.0 million on this facility to terminate and paid off its Branch Banking & Trust ("BB&T") facility in November 1999. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the BankBoston credit facility. Pursuant to an intercreditor agreement with BankBoston, Prudential shares in the collateral pledged under the BankBoston credit facility. In addition, the Company's subsidiaries have guaranteed the Company's obligations under the Prudential term loan facilities. The BankBoston credit facility bears interest at a rate per annum equal to, at the Company's option, either a BankBoston base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 0.2% to 0.4% for Eurodollar rate borrowings. The BankBoston facility requires the Company to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of March 31, 2000 an aggregate of approximately $65.0 million was outstanding under the BankBoston credit facility, and the average interest rate on outstanding borrowings was approximately 8.44%.

Net cash provided by operating activities totaled $9.6 million for the three months ended March 31, 2000, compared to $6.9 million for the three months ended March 31, 1999. This increase was caused principally by increases in depreciation and cash generated from changes in operating assets and liabilities.

Net cash used in investing activities totaled $14.0 million for the three-months ended March 31, 2000, compared to $21.9 million for the three-months ended March 31, 1999. This decrease was caused principally by a lower level of acquisitions of related businesses.

We currently expect capital expenditures for 2000 to be approximately $31.0 million, compared to $35.0 million in 1999. In 2000, we expect to use approximately $22.0 million for vehicle and equipment additions and replacements, approximately $2.3 for landfill site and cell development, approximately $1.1 million for support equipment and approximately $5.6 million for facilities, additions and improvements. The Company intends to fund its planned 2000 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it might require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. As an owner of and potential acquirer of additional new landfill disposal facilities, the Company also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $4.2 million for the three months ended March 31, 2000, compared to $12.7 million for the three months ended March 31, 1999. The decrease was primarily attributable to net decreases in long-term debt used to fund acquisitions.


At March 31, 2000, the Company had approximately $150.7 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $2.5 million in letters of credit. At March 31, 2000, the ratio of the Company's total debt (including capital leases) to total capitalization was 67.5%, compared to 67.6% at December 31, 1999.

SEASONALITY

The Company's results of operations tend to vary seasonally, with the first quarter typically generating the least amount of revenues, higher revenues in the second and third quarters, and a decline in the fourth quarter. This seasonality reflects the lower volume of waste during the fall and winter months. Also, operating and fixed costs remain relatively constant throughout the calendar year, which, when offset by these revenues, results in a similar seasonality of operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 1999 Annual Report on Form 10-K.

PART II

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)      See exhibit index
                (b)      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2000                           Waste Industries, Inc.
                                              (Registrant)

                                              By:  /s/       Stephen C. Shaw
                                                   ---       ---------------

                                                   Stephen C. Shaw
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

WASTE INDUSTRIES, INC.
EXHIBIT INDEX
First Quarter 2000

          Exhibit Number                      Exhibit Description
          --------------                      -------------------

                 11                   Computations of Earnings Per Share

                 27                   Financial Data Schedule


The schedule contains summary financial information extracted from the condensed financial statements of Waste Industries, Inc. as of and for the three months ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

                                   Exhibit 11

                             WASTE INDUSTRIES, INC.
                       COMPUTATION RE: EARNINGS PER SHARE



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1999               2000


Net income                                            $   2,852           $   2,350
                                                      =========           =========


Weighted average number of common shares
  issued and outstanding - Basic                         13,502              13,854

Common stock equivalents
  Options for common stock                                  523                 515
                                                       --------            --------

Weighted average common stock equivalents                14,025              14,369
Less treasury shares to be repurchased                     (165)               (237)
                                                       ---------            --------

Weighted average shares outstanding - Diluted            13,860              14,132

Basic earnings per share                                  $0.21               $0.17
                                                          =====               =====

Diluted earnings per share                                $0.21               $0.17
                                                          =====               =====