Form 10-Q
period 2000-06-30
WASTE INDUSTRIES INC
filed 2000-08-11
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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


                                    YES X  NO
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, No Par Value                    13,813,678 shares
               (Class)                       (Outstanding at August 9, 2000)

                         PART 1 - Financial Information

Item 1. Financial Statements


                             WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                     December 31,     June 30,
                                                                      1999              2000
                                                                   ------------      ------------
                                                                                     (Unaudited)
  Assets
  Current assets:
     Cash and cash equivalents                                       $   3,176         $   3,930
     Accounts receivable - trade, less allowance for                    26,756            27,287
         uncollectible accounts (1999 - $921; 2000 - $846)
     Inventories                                                         1,617             1,800
     Prepaid expenses and other current assets                           3,017             6,074
     Deferred income taxes                                                 910               816
                                                                   ------------      ------------
          Total current assets                                          35,476            39,907
                                                                   ------------      ------------
  Property and equipment, net                                          138,530           173,702
     Intangible assets, net                                             71,458            73,583
     Other noncurrent assets                                             3,740             5,627
                                                                   ------------      ------------
          Total assets                                                 249,204           292,819
                                                                   ============      ============

  Liabilities and shareholders' equity
  Current liabilities:
     Current maturities of long-term debt                                5,826            10,295
     Capital lease obligations                                           1,042               995
     Accounts payable - trade                                           11,342             8,886
     Federal and state income taxes payable                              1,487               689
     Accrued expenses and other liabilities                              6,096            11,057
     Deferred revenue                                                    1,875             2,068
                                                                   ------------      ------------
         Total current liabilities                                      27,668            33,990
                                                                   ------------      ------------
     Long-term debt, net of current maturities                         137,363           169,125
     Capital lease obligations                                           2,337             1,859
     Noncurrent deferred income taxes                                   10,105            12,005
     Disposal site closure and long-term care obligations                1,590             2,034
     Commitments and contingencies                                           -                 -

  Shareholders' equity:
     Common stock, no par value, shares authorized -                    46,700            46,521
          80,000,000 shares issued and outstanding:
          1999 - 13,854,355; 2000 - 13,865,139
     Paid-in capital                                                     7,245             7,245
     Retained earnings                                                  28,620            32,885
     Note receivable - Liberty Waste                                   (11,538)          (11,538)
     Shareholders' loans and receivables                                  (886)           (1,307)
                                                                   ------------      ------------
         Total shareholders' equity                                     70,141            73,806
                                                                   ------------      ------------
  Total liabilities and shareholders' equity                         $ 249,204         $ 292,819
                                                                   ============      ============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                 ---------------------------      ----------------------------
                                                    1999           2000              1999            2000
                                                 ------------  -------------      ------------   -------------
Revenues:
   Service                                          $ 52,601       $ 61,831          $ 99,891       $ 118,745
   Equipment                                             254            416               500             785
                                                 ------------  -------------      ------------   -------------
      Total revenues                                  52,855         62,247           100,391         119,530
                                                 ------------  -------------      ------------   -------------
Operating costs and expenses:
   Operations                                         33,003         38,180            62,234          73,691
   Equipment sales                                       190            258               294             478
   Selling, general and administrative                 7,660          9,488            14,753          18,501
   Depreciation and amortization                       5,405          6,454            10,462          12,658
   Loss on sale of collection operations                   -          1,677                 -           1,677
                                                 ------------  -------------      ------------   -------------
      Total operating costs and expenses              46,258         56,057            87,743         107,005
                                                 ------------  -------------      ------------   -------------
Operating income                                       6,597          6,190            12,648          12,525
                                                 ------------  -------------      ------------   -------------
   Interest expense                                    2,124          3,424             3,935           6,238
   Interest income                                      (333)          (363)             (526)           (707)
   Other                                                 (58)           (66)             (152)           (119)
                                                 ------------  -------------      ------------   -------------
       Total other expense (income)                    1,733          2,995             3,257           5,412
                                                 ------------  -------------      ------------   -------------
Income before income taxes                             4,864          3,195             9,391           7,113
Income tax expense                                     1,799          1,280             3,475           2,848
                                                 ------------  -------------      ------------   -------------
Net income                                           $ 3,065        $ 1,915           $ 5,916         $ 4,265
                                                 ============  =============      ============   =============
Earnings per share:
   Basic                                                0.22           0.14              0.43            0.31
   Diluted                                              0.22           0.14              0.42            0.30
Weighted average common shares outstanding:
   Basic                                              13,761         13,858            13,632          13,850
   Diluted                                            14,124         14,098            13,995          14,107


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                -----------------------------------------
                                                                       1999                  2000
                                                                -------------------   -------------------
    Operating Activities
      Net income                                                           $ 5,916               $ 4,265
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                      10,462                12,658
         (Gain)/loss on sale of property and equipment                         (57)                  (91)
         Loss on sale of collection operations                                   -                 1,677
         Provision for deferred income taxes                                   355                 1,994
         Disposal site closure and long-term care obligations                  922                   444
      Changes in assets and liabilities, net of effects
         from acquistions and disposition of related businesses:
         Accounts receivable-trade                                          (4,622)                  353
         Inventories                                                          (214)                 (230)
         Prepaid and other current assets                                   (1,811)               (3,097)
         Other noncurrent assets                                              (442)               (1,847)
         Accounts payable - trade                                            1,970                (2,427)
         Federal and state income taxes payable                                544                  (798)
         Accrued expenses and other liabilities                                 (8)                1,276
         Deferred revenue                                                       (8)                  445
                                                                -------------------   -------------------
      Net cash provided by operating activities                             13,007                14,622
                                                                -------------------   -------------------

    Investing Activities
      Acquisitions of related business, net of cash acquired               (27,194)              (39,975)
      Proceeds from disposal of collection operations                            -                 9,897
      Proceeds from sale of property and equipment                              (6)                  252
      Purchases of property and equipment                                  (19,970)              (19,148)
                                                                -------------------   -------------------
      Net cash used in investing activities                                (47,170)              (48,974)
                                                                -------------------   -------------------

    Financing Activities
      Proceeds from issuance of long term debt                              79,518                51,409
      Principal payments of long-term debt                                 (37,171)              (15,178)
      Principal payments of capital lease obligations                            -                  (525)
      Repayments of loans and receivables from shareholders                     91                     -
      Advances under shareholder loans and receivables                           -                  (421)
      Net proceeds from common stock issuance                                3,250                     2
      Net proceeds from exercised options                                       44                   161
      Repurchase of common stock                                                 -                  (342)
      Loan to Liberty Waste                                                (11,538)                    -
      Other                                                                     (2)                    -
                                                                -------------------   -------------------
      Net cash provided by financing activities                             34,192                35,106
                                                                -------------------   -------------------
      Increase in cash and cash equivalents                                     29                   754
      Cash and cash equivalents, beginning of period                         3,665                 3,176
                                                                -------------------   -------------------
      Cash and cash equivalents, end of period                             $ 3,694               $ 3,930
                                                                ===================   ===================

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

Recent Developments

    Purchase Acquisitions:

    During the six months ended June 30, 2000, the Company made the following acquisitions accounted for as purchases:

     o On March 1, 2000, the Company acquired of Trashbusters, LLC for $861,000 in cash. This tuck-in acquisition further expands the Company's existing operations in our Easley, South Carolina facility, which serves the Greenville/Spartanburg area.

     o On March 23, 2000, the Company acquired a construction and demolition landfill in the Greenville/Spartanburg South Carolina area from South Eastern Associates, Inc. known as Loveless & Loveless, for $1.8 million in cash. This acquisition provides the Company with its seventh landfill.

     o On March 23, 2000, the Company acquired J&B Partnership, LLC for $510,000 in cash. This tuck-in to our Easley, South Carolina facility provides transfer operations for the Greenville/Spartanburg area.

     o On May 30, 2000, through an asset swap, the Company acquired the Sampson County Landfill, a municipal solid waste landfill in Roseboro, North Carolina, and a collection operation as a tuck-in to its existing Fayetteville, North Carolina operation, from Allied Waste Industries for $28.9 million in cash. Simultaneously, the Company sold its collection operations in Ooltewah, Tennessee and Dalton, Georgia to Allied Waste Industries for $9.9 million in cash. This acquisition provides the Company with its eighth landfill.

     o On June 23, 2000, the Company acquired a construction and demolition landfill in Atlanta, Georgia from Safeguard Landfill Management, Inc. for $7.7 million in cash. This acquisition provides the Company with its ninth landfill.

These acquisitions were funded primarily with proceeds from the Company's long-term revolving credit facility.

Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2000 are as follows (in thousands):

Fair value of tangible assets acquired                            $ 32,293
Liabilities assumed                                                ( 3,870)
Non-compete agreements and contracts                                     6
Goodwill                                                            11,545

Net acquisition costs                                             $ 39,974
                                                                  ========


In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. This allocation has been based on preliminary estimates which might be revised at a later date.

The following unaudited pro forma results of operations for the six months ended June 30, 1999 and 2000 assume the transactions described above occurred as of January 1, 1999 and 2000 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands):

                                                 1999             2000

Total revenues                                $ 109,918        $ 126,392
                                            -----------------------------
Operating income                                 15,763           14,807
                                            -----------------------------
Net income                                        6,983            4,867
                                            -----------------------------
Earnings per common share:

   Basic                                      $    0.51        $    0.35
                                            ------------    -------------
   Diluted                                    $    0.50        $    0.34
                                            ------------    -------------

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

3. SHAREHOLDERS' EQUITY

On February 29, 2000, the Company issued 236 shares of Company common stock with a fair value of approximately $2,500 was recorded as compensation expense.

On May 31, 2000, the Company issued 291 shares of Company common stock with a fair value of approximately $2,500 was recorded as compensation expense.

The Company has implemented a stock repurchase program whereby it may effect open-market purchases of up to 1,000,000 shares of its common stock. Purchases will be conducted through various brokers. As of June 30, 2000, the Company had purchased 35,600 shares at an average price of $9.60 per share.

During the quarter ended June 30, 2000, 36,657 stock options were exercised. The net proceeds approximated $161,000.

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

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities which it has acquired through the six-month period ended June 30, 2000. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company's ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operations.

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

OVERVIEW

Waste Industries is a regional, vertically integrated provider of solid waste services. The Company operates primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. We operate 41 collection operations, 23 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and nine landfills in the southeastern U.S. The Company had revenues of $214.7 million and operating income of $26.0 million in the year ended December 31, 1999, and revenues of $119.5 million and operating income of $12.5 million in the six months ended June 30, 2000.

The Company's presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported its internal growth. In addition, from 1990 through the six months ended June 30, 2000, the Company acquired 57 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern U.S. and the Company's strong market presence in the region should provide the Company an opportunity to increase its revenues and market share. As the Company adds customers in existing markets, its density should improve, which the Company expects will increase its collection efficiencies and profitability.

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

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. The Company owns, operates or transfers from 23 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. The Company owns and operates nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's unaudited condensed statements of operations:

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                      ----------------------------      ----------------------------
                                            1999            2000              1999            2000
                                      ------------    ------------      ------------    ------------
Total revenues                               100%            100%              100%            100%
Service                                     99.5%           99.3%             99.5%           99.3%
Equipment                                    0.5%            0.7%              0.5%            0.7%
                                      ------------    ------------      ------------    ------------
Total cost of operations                    62.4%           61.3%             62.0%           61.6%
Cost of equipment sales                      0.4%            0.4%              0.3%            0.4%
Selling, general and administrative         14.5%           15.3%             14.7%           15.5%
Depreciation and amortization               10.2%           10.4%             10.4%           10.6%
Loss on sale of assets                       0.0%            2.7%              0.0%            1.4%
                                      ------------    ------------      ------------    ------------
Operating income                            12.5%            9.9%             12.6%           10.5%
                                      ------------    ------------      ------------    ------------
Interest expense                             3.4%            4.9%              3.4%            4.6%
Other income                                -0.1%           -0.1%             -0.2%           -0.1%
                                      ------------    ------------      ------------    ------------
Income before income taxes                   9.2%            5.1%              9.4%            6.0%
Income taxes                                 3.4%            2.0%              3.5%            2.4%
                                      ------------    ------------      ------------    ------------
Net income                                   5.8%            3.1%              5.9%            3.6%
                                      ============    ============      ============    ============

Three and Six Months Ended June 30, 2000 vs. Three and Six Months Ended June 30, 1999

REVENUES. Total revenues increased approximately $9.4 million, or 17.8%, and $19.1 million, or 19.1%, for the three-and six-month periods ended June 30, 2000, respectively, as compared with the same periods in 1999. These increases were attributable primarily to the following factors: (1) the effect of 17 businesses acquired during the year ended December 31, 1999 and six businesses acquired through June 30, 2000; and (2) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

COST OF OPERATIONS. Cost of operations increased $5.2 million, or 15.7%, and $11.5 million, or 18.4%, for the three-and six-month periods ended June 30, 2000, respectively, as compared to the same periods in 1999. These increases were attributable primarily to the following factors: (1) loss on the sale of asset; (2) the effect of 17 businesses acquired during the year ended December 31, 1999 and six business acquired through June 20, 2000; and (3) to a lesser extent, increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions.

SG&A. SG&A increased $1.8 million, or 23.9%, and $3.7 million, or 25.4%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the same periods in 1999. As a percentage of revenues, SG&A increased from 14.5% to 15.3% in the second quarter of 2000, compared to the second quarter of 1999, due primarily to stand-alone acquisitions in 1999 and 2000 requiring higher costs to operate.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.0 million, or 19.4%, and $2.2 million, or 21.0% for the three- and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Depreciation and amortization, as a percentage of revenues, has increased to 10.4% for the second quarter of 2000, from 10.2% for the second quarter of 1999, and to 10.6% for the six-month period ended June 30, 2000, from 10.4% for the same period in 1999. The principal reasons for these increases were (1) depreciation of additional property and equipment acquired and put into service due to higher collection volumes; (2) depreciation of the additional assets of businesses acquired; and (3) increased amortization related to newly acquired landfills.

INTEREST EXPENSE. Interest expense (net of interest income) increased $1.3 million, or 70.1%, and $2.1 million, or 62.2%, for the three-and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. These increases were primarily due to the higher level of the Company's average outstanding indebtedness as well as a higher interest rate related to the Company's purchases of assets of businesses acquired.

INCOME TAX EXPENSE. Income tax expense decreased $0.5 million, or 28.8%, and $0.6 million, or 18.0%, for the three- and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. These decreases were attributable to a decline in income before taxes, which were offset by an increase in the effective tax rate of approximately 3.0% (from 37.0% to 40.0%). The increase in the effective tax rate is due to reduced tax credits available to the Company.

NET INCOME. Net income decreased $1.2 million, or 37.5%, and $1.7 million, or 27.9%, for the three- and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. These decreases were primarily attributable to increases in interest expense (net of interest income) of $1.3 million and $2.1 million for the three- and six-month periods ended June 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2000 was $5.9 million compared to $7.8 million at December 31, 1999. The Company's strategy in managing its working capital has been to apply the cash generated from operations that remains available after satisfying its working capital and capital expenditure requirements to reduce indebtedness under its bank revolving credit facility and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 2000. As of June 30, 2000, the Company had fully drawn upon its three $25 million term facilities with Prudential Insurance Company of America ("Prudential"), leaving the Company with an uncommitted shelf facility of $25 million. The Prudential facilities require the Company to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $25 million in April 2006, $25 million in June 2008 and $25 million in February 2009, subject to renewal.

In November 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A. ("Fleet") acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, the Company's subsidiaries have guaranteed the Company's obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at the Company's option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 0.2% to 0.4% for Eurodollar rate borrowings. The Fleet facility requires the Company to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of June 30, 2000 an aggregate of approximately $94 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 8.45%.

Net cash provided by operating activities totaled $14.6 million for the six months ended June 30, 2000, compared to $13.0 million for the six months ended June 30, 1999. This increase was caused principally by increases in depreciation and a loss on sale of collection operations, offset by decreases in net income and working capital.

Net cash used in investing activities totaled $49.0 million for the six-months ended June 30, 2000, compared to $47.1 million for the six-months ended June 30, 1999. This increase was caused principally by a higher level of acquisitions of related businesses offset by proceeds received from sale of collection operations.

We currently expect capital expenditures for 2000 to be approximately $31.0 million, compared to $35.0 million in 1999. In 2000, we expect to use approximately $22.0 million for vehicle and equipment additions and replacements, approximately $2.3 for landfill site and cell development, approximately $1.1 million for support equipment and approximately $5.6 million for facilities, additions and improvements. The Company intends to fund its planned 2000 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. In addition, the Company anticipates that it might require substantial additional capital expenditures to facilitate its growth strategy of acquiring solid waste collection and disposal businesses. As an owner of and potential acquirer of additional new landfill disposal facilities, the Company might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $35.1 million for the six months ended June 30, 2000, compared to $34.2 million for the six months ended June 30, 1999. The increase was primarily attributable to a $11.5 million loan to Liberty in 1999, offset by net proceeds of $3.3 million in 1999 and a $6.6 million reduction in net proceeds from issuances of long-term debt to fund acquisitions.

At June 30, 2000, the Company had approximately $182.3 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $2.5 million in letters of credit. At June 30, 2000, the ratio of the Company's total debt (including capital leases) to total capitalization was 71.1%, compared to 67.6% at December 31, 1999.

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

PART II

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) See exhibit index

                (b) During the quarter ended June 30, 2000, the Company filed three reports on Form 8-K: (1) on June 12, 2000, the Company announced its acquisition of the Sampson County Landfill in an asset swap with Allied Waste Industries; (2) on June 15, 2000, the Company announced its share repurchase program whereby it may effect open-market purchases of up to 1,000,000 shares of its common stock; and (3) on July 18, 2000, the Company filed a report on Form 8-K/A amending its report on the Sampson County Landfill acquisition to announce that additional reporting of financial information on the transaction was not required under SEC accounting rules.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2000                           Waste Industries, Inc.
                                                  (Registrant)

                                             By:  /s/ Stephen C. Shaw
                                                  ------------------------------
                                                  Stephen C. Shaw
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

WASTE INDUSTRIES, INC.
EXHIBIT INDEX
Second Quarter 2000


     Exhibit Number                 Exhibit Description
     --------------                 -------------------

         10.8 First Amendment to Revolving Credit Agreement dated as of February 10, 2000, among the Registrant and its subsidiaries, the lending institutions party thereto, BankBoston, N.A., as Administrative Agent, and Branch Banking and Trust Company, as Documentation Agent

         10.9 Second Amendment to Revolving Credit Agreement dated as of June 14, 2000, among the Registrant and its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as Administrative Agent, and Branch Banking and Trust Company, as Documentation Agent


         11                Computations of Earnings Per Share

         27                Financial Data Schedule


The schedule contains summary financial information extracted from the condensed financial statements of Waste Industries, Inc. as of and for the six months ended June 30, 2000 and is qualified in its entirety by reference to such financial statements.