Form 10-Q
period 2000-09-30
WASTE INDUSTRIES INC
filed 2000-11-14
CIK 1037047

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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


                                    YES X   NO
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                           13,109,665 shares
       (Class)                                (Outstanding at November 8, 2000)

                         PART 1 - Financial Information

Item 1. Financial Statements

                             WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                               December 31,     September 30,
                                                                   1999              2000
                                                               -----------  -----------------
                                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $ 3,176          $ 3,661
   Accounts receivable - trade, less allowance for                 26,756           28,417
       uncollectible accounts (1999 - $921; 2000 - $1,034)
   Accounts receivable - other                                          -            1,529
   Inventories                                                      1,617            1,885
   Prepaid expenses and other current assets                        3,017            4,490
   Deferred income taxes                                              910            1,199
                                                               -----------  ---------------
        Total current assets                                       35,476           41,181
                                                               -----------  ---------------
Property and equipment, net                                       138,530          191,272
Intangible assets, net                                             71,458           67,761
Other noncurrent assets                                             3,740            4,887
                                                              -----------  ---------------
        Total assets                                              249,204          305,101
                                                              ===========  ===============
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                             5,826            9,384
   Current maturities of capital lease obligations                  1,042              940
   Accounts payable - trade                                        11,343           10,963
   Federal and state income taxes payable                           1,487              750
   Accrued expenses and other liabilities                           6,095           10,517
   Deferred revenue                                                 1,875            2,079
                                                               -----------  ---------------
       Total current liabilities                                   27,668           34,633
                                                               -----------  ---------------
   Long-term debt, net of current maturities                      137,363          188,507
   Long-term capital lease obligations                              2,337            1,599
   Noncurrent deferred income taxes                                10,105           12,406
   Disposal site closure and long-term care obligations             1,590            2,477
   Commitments and contingencies (Note 4)

Shareholders' equity:
   Common stock, no par value, shares authorized -                 46,700           37,058
        80,000,000 shares issued and outstanding:
        1999 - 13,854,355; 2000 - 13,109,327
   Paid-in capital                                                  7,245            7,245
   Retained earnings                                               28,620           34,614
   Note receivable - Liberty Waste                                (11,538)         (11,538)
   Other shareholders' loans and receivables                         (886)          (1,900)
                                                              -----------  ---------------
       Total shareholders' equity                                  70,141           65,479
                                                               -----------  ---------------
Total liabilities and shareholders' equity                      $ 249,204        $ 305,101
                                                               ===========  ===============


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - Financial Information


                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                             ----------------------------   -----------------------------
                                                 1999           2000            1999            2000
                                             -------------   ------------   -------------   -------------
Revenues:
   Service                                        $56,023        $62,289       $ 155,915       $ 181,034
   Equipment                                          448            477             948           1,262
                                             -------------   ------------   -------------   -------------
      Total revenues                               56,471         62,766         156,863         182,296
                                             -------------   ------------   -------------   -------------
Operating costs and expenses:
   Operations                                      35,354         38,976          97,589         112,660
   Equipment sales                                    308            441             602             920
   Selling, general and administrative              8,344         10,207          22,864          28,715
   Depreciation and amortization                    5,887          6,880          16,349          19,538
   Loss on sale of collections operations               -              -               -           1,677
   Merger/Start-up                                    102              -             334               -
                                             -------------   ------------   -------------   -------------
     Total operating costs and expenses            49,995         56,504         137,738         163,510
                                             -------------   ------------   -------------   -------------
Operating income                                    6,476          6,262          19,125          18,786
                                            -------------   ------------   -------------   -------------
   Interest expense                                 2,316          3,773           6,251          10,011
   Interest income                                   (392)          (370)           (918)         (1,078)
   Other                                             (142)           (25)           (293)           (143)
                                             -------------   ------------   -------------   -------------
      Total other expense, net                      1,782          3,378           5,040           8,790
                                             -------------   ------------   -------------   -------------
Income before income taxes                          4,694          2,884          14,085           9,996
Income tax expense                                  1,739          1,154           5,214           4,002
                                             -------------   ------------   -------------   -------------
Net income                                        $ 2,955        $ 1,730         $ 8,871         $ 5,994
                                             =============   ============   =============   =============
Earnings per share:
   Basic                                             0.21           0.13            0.65            0.44
   Diluted                                           0.21           0.13            0.63            0.43
Weighted average common shares outstanding:
   Basic                                           13,854         13,633          13,707          13,778
   Diluted                                         14,203         13,815          14,063          13,999



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - Financial Information

                             WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  September 30,
                                                                      ----------------------------
                                                                         1999             2000
                                                                      -----------     ------------
  Operating Activities:
    Net income                                                           $ 8,871          $ 5,994
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                      16,349           19,538
       Gain on sale of property and equipment                               (236)            (112)
       Loss on sale of collection operations                                   -            1,677
       Provision for deferred income taxes                                 2,084            2,012
       Disposal site closure and long-term care obligations                1,172              887
    Changes in assets and liabilities, net of effects
       from acquistions  and disposition of related businesses:
       Accounts receivable-trade                                          (7,021)            (698)
       Inventories                                                          (425)            (314)
       Prepaid and other current assets                                   (2,029)          (3,041)
       Other noncurrent assets                                              (245)          (2,470)
       Accounts payable - trade                                           (1,332)            (350)
       Federal and state income taxes payable                                 55             (737)
       Accrued expenses and other liabilities                               (654)             556
       Deferred revenue                                                      133              456
                                                                      -----------     ------------
    Net cash provided by operating activities                             16,722           23,398
                                                                      -----------     ------------

  Investing Activities:
    Acquisitions of related business, net of cash acquired               (27,487)         (43,964)
    Proceeds from disposal of related business, net of cash acquired           -            9,897
    Proceeds from sale of property and equipment                             493              536
    Purchases of property and equipment                                  (27,685)         (32,588)
                                                                      -----------     ------------
    Net cash used in investing activities                                (54,679)         (66,119)
                                                                      -----------     ------------

  Financing Activities:
    Proceeds from issuance of long term debt                              96,566           88,423
    Principal payments of long-term debt                                 (53,202)         (33,721)
    Principal payments of capital lease obligations                            -             (840)
    Repayments of loans and receivables from shareholders                     91                -
    Advances under shareholder loans and receivables                           -           (1,014)
    Net proceeds from common stock issuance                                3,250               36
    Net proceeds from exercised options                                       44            1,328
    Repurchases of common stock                                                -          (11,006)
    Loan to Liberty Waste                                                (11,538)               -
    Other                                                                     (2)               -
                                                                      -----------     ------------
    Net cash provided by financing activities                             35,209           43,206
                                                                      -----------     ------------
    Increase (Decrease) in cash and cash equivalents                      (2,748)             485
    Cash and cash equivalents, beginning of period                         3,665            3,176
                                                                      -----------     ------------
    Cash and cash equivalents, end of period                               $ 917          $ 3,661
                                                                      ===========     ============

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

Recent Developments

    Purchase Acquisitions and Disposition:

    During the nine months ended September 30, 2000, the Company made the following acquisitions accounted for as purchases:

o On March 1, 2000, the Company acquired Trashbusters, LLC for $900,000 in cash. This tuck-in acquisition further expands the Company's existing operations in our Easley, South Carolina facility, which serves the Greenville/Spartanburg area.

o On March 23, 2000, the Company acquired a construction and demolition landfill in the Greenville/Spartanburg South Carolina area from South Eastern Associates, Inc. known as Loveless & Loveless, for $2.3 million in cash. This acquisition provides the Company with its seventh landfill.

o On March 23, 2000, the Company acquired J&B Partnership, LLC for $500,000 in cash. This tuck-in to our Easley, South Carolina facility provides transfer operations for the Greenville/Spartanburg area.

o On May 30, 2000, through an asset swap, the Company acquired the Sampson County Landfill, a municipal solid waste landfill in Roseboro, North Carolina, and a collection operation as a tuck-in to its existing Fayetteville, North Carolina operation, from Allied Waste Industries for $27.4 million in cash. Simultaneously, the Company sold its collection operations in Ooltewah, Tennessee and Dalton, Georgia to Allied Waste Industries for $9.9 million in cash. This acquisition provides the Company with its eighth landfill.

o On June 23, 2000, the Company acquired a construction and demolition landfill in Atlanta, Georgia from Safeguard Landfill Management, Inc. for $7.3 million in cash. This acquisition provides the Company with its ninth landfill.

o On July 21, 2000, the Company acquired a transfer station in Wilson County, North Carolina from a subsidiary of Allied Waste Industries, Inc. for approximately $2.2 million in cash.

o On September 1, 2000, the Company acquired Shamrock Environmental, Inc., of Oglethorpe, GA, for $1.7 million in cash. This acquisition provides industrial and commercial collection services and transportation services to the Southwest Georgia Region.


These acquisitions were funded primarily with proceeds from the Company's long-term revolving credit facilities.

Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2000 are as follows (in thousands):

Fair value of tangible assets acquired         $ 42,881
Liabilities assumed                              (4,049)
Noncompete agreements and contracts                   7
Goodwill                                          5,125
                                               --------
Total consideration paid, including direct
  cost, net of cash acquired                   $ 43,964
                                               ========

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, such purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the nine months ended September 30, 1999 and 2000 assume the transactions described above occurred as of January 1, 1999 and 2000 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands):


                                  1999             2000
Total revenues                   $ 172,372        $ 190,240
                               ------------     -----------
Operating income                    24,084           21,322
                               ------------     -----------
Net income                          10,450            6,693
                               ------------     -----------
Earnings per common share:
   Basic                            $ 0.76           $ 0.49
                               ------------     -----------
   Diluted                          $ 0.74           $ 0.48
                               ------------     -----------


The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method over a period between 5 to 30 years. Goodwill is amortized using the straight-line method over 25 to 40 years. These estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

Certain 1999 financial statement amounts have been reclassified to conform with the 2000 presentation.


2. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the nine months ended September 30, 1999 and 2000, 184,636 and 154,494 stock options, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

3. SHAREHOLDERS' EQUITY

The Company issued 2,297 and 2,824 shares of Company common stock with a fair value of approximately $34,000 and $39,000 for the three- and nine-months period ended September 30, 2000, respectively, that was recorded as director's fees.

On September 18, 2000, the Company completed its stock repurchase program with the purchase of 1,000,000 shares of its common stock at a cost of $11.0 million. Cash for the stock repurchase program was funded by the Company's existing revolving credit facilities.

During the three- and nine-month periods ended September 30, 2000, 227,652 and 264,309 stock options were exercised with net proceeds of approximately $125,000 and $1.3 million, respectively.

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

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities which it has acquired through the nine-month period ended September 30, 2000. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company's ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operations.

5.  NEW ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters beginning after June 15, 2000 (effective date of January 1, 2001 for the Company). The Company does not expect adoption of FAS 133 to have a material impact on its financial statements.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. The Company believes the adoption of SAB 101 will not have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include those related to the ability to manage growth, the availability and integration of acquisition targets, competition, geographic concentration, weather conditions, government regulation and others set forth in the Company's Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

Waste Industries is a regional, vertically-integrated provider of solid waste services. The Company operates primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of September 30, 2000, we operated 42 collection operations, 24 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and nine landfills in southeastern U.S. The Company had revenues of $214.7 million and operating income of $26.0 million in the year ended December 31, 1999, and revenues of $182.3 million and operating income of $18.8 million in the nine months ended September 30, 2000.

The Company's presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported its internal growth. In addition, from 1990 through the nine months ended September 30, 2000, the Company acquired 59 solid waste collection or disposal operations. Current levels of population growth and economic development in southeastern U.S. and the Company's strong market presence in the region should provide the Company an opportunity to increase its revenues and market share. As the Company adds customers in its existing markets, its density should improve, which the Company expects will increase its collection efficiencies and profitability.


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

At September 30, 2000, the Company operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since the Company is paid regularly by the local government. At September 30, 2000, the Company also operated eight recycling processing facilities as part of its collection and transfer operations where it collects, processes, sorts and recycles paper products, aluminum and steel cans, pallets, plastics, glass and other items. The Company's recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. While these prices fluctuate, they do not have a significant impact to the Company as a whole. Through a centralized effort, the Company resells recycled commodities using commercially reasonable practices and seeks to manage commodity pricing risk by spreading the risk among its customers. The Company also operates curbside residential recycling programs in connection with its residential collection operations in most of the communities it serves.

Operating expenses for the Company's collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At September 30, 2000, the Company owned, operated or transferred from 24 transfer stations that reduce the Company's costs by improving its utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2000, the Company owned and operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of the Company's cost to purchase the equipment that it resells.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's unaudited condensed statements of operations:

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                         ----------------------------       ----------------------------
                                            1999            2000                   1999            2000
                                         ------------    ------------       ------------    ------------

Total revenues                                100.0%          100.0%             100.0%          100.0%
Service                                        99.2%           99.2%              99.4%           99.3%
Equipment                                       0.8%            0.8%               0.6%            0.7%
                                         ------------    ------------       ------------    ------------

Cost of operations                             62.6%           62.1%              62.2%           61.8%
Cost of equipment sales                         0.5%            0.7%               0.4%            0.5%
Selling, general and administrative            15.0%           16.2%              14.8%           15.8%
Depreciation and amortization                  10.4%           11.0%              10.4%           10.7%
Loss on sale of collection operations           0.0%            0.0%               0.0%            0.9%
                                         ------------    ------------       ------------    ------------
Operating income                               11.5%           10.0%              12.2%           10.3%
                                         ------------    ------------       ------------    ------------

Interest expense                                3.4%            5.4%               3.4%            4.9%
Other income                                   -0.2%            0.0%              -0.2%           -0.1%
                                         ------------    ------------       ------------    ------------

Income before income taxes                      8.3%            4.6%               9.0%            5.5%
Income taxes                                    3.1%            1.8%               3.3%            2.2%
                                         ------------    ------------       ------------    ------------

Net income                                      5.2%            2.8%               5.7%            3.3%
                                         ============    ============       ============    ============


Three- and Nine-Month Periods Ended September 30, 2000 vs. Three- and Nine-Month Periods Ended September 30, 1999

REVENUES. Total revenues increased approximately $6.3 million, or 11.1%, and $25.4 million, or 16.2%, for the three-and nine-month periods ended September 30, 2000, respectively, as compared with the same periods in 1999. These increases were attributable primarily to the following factors: (1) the effect of 17 businesses acquired during the year ended December 31, 1999 and seven businesses acquired through September 30, 2000 resulting in a $5.0 million increase and a $16.1 million increase for the three- and nine-month periods ended September 30, 2000, offset by the decrease in revenues due to the loss on the sale of collection operations of $2.0 million and $3.3 million, respectively; and (2) increased prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions of $3.3 million and $12.6 million, respectively.

COST OF OPERATIONS. Cost of operations increased $3.6 million, or 10.2%, and $15.1 million, or 15.4%, for the three-and nine-month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. For the three- and nine-month periods ending September 30, 2000, these increases were attributable primarily to increased labor costs and associated expenses of approximately $1.1 million and $4.3 million, respectively, increased fuel expense of approximately $0.7 million and $2.6 million, respectively, increased landfill and disposal expenses of approximately $0.5 million and $4.5 million, respectively, increased repairs and maintenance of approximately $0.4 million and $1.6 million, respectively, loss on sale of collection operations of $1.7 million during the quarter ended 6/30/00, and the remaining increases due to increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions. Of the increases, $1.1 million and $3.8 million, respectively, were directly related to the acquisition of new businesses during the periods.

SG&A. SG&A increased $1.9 million, or 22.3%, and $5.9 million, or 25.6%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the same periods in 1999. For the three- and nine-month periods ending September 30, 2000, these increases were attributable primarily to increased labor costs and associated expenses of approximately $0.9 million and $3.2 million, respectively, increased legal and accounting services of approximately $0.2 million and $0.2 million, respectively, increased rent expense of approximately $0.1 million and $0.4 million respectively, offset by the sale of collection operations of $0.3 and $0.9 million, respectively, with the remaining increases due to increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions, for the three- and nine-month periods, respectively. Of the increases, 23.8% and 19.2%, respectively, were directly related to the acquisition of new businesses during the periods.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.0 million, or 16.9%, and $3.2 million, or 19.5% for the three- and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The primary components of these increases were (1) the effect of additional depreciation related to the 17 businesses acquired during the year ended December 31, 1999 and seven businesses acquired through September 30, 2000 resulting in a $0.7 million increase and $0.9 million increase for the three- and nine-month periods ended September 30, 2000, respectively; (2) depreciation resulting from additional property acquired and placed into service due to higher collection volumes of $1.2 million for the nine months ended September 30, 2000 and (3) increased amortization related to newly acquired landfills of approximately $1.0 million for the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense (net of interest income) increased $1.5 million, or 76.9%, and $3.6 million, or 67.5%, for the three- and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. These increases were primarily due to the higher level of the Company's average outstanding indebtedness as well as a higher interest rate related to the Company's purchases of assets of businesses acquired and the debt required to fund the Company's stock repurchase plan.

INCOME TAX EXPENSE. Income tax expense decreased $0.6 million, or 33.6%, and $1.2 million, or 23.2%, for the three- and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. These decreases were attributable to a decline in income before taxes, which was offset by an increase in the effective tax rate of approximately 3.0% (from 37.0% to 40.0%). The increase in the effective tax rate is due to reduced tax credits available to the Company.

NET INCOME. Net income decreased $1.2 million, or 41.5%, and $2.9 million, or 32.4%, for the three- and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. These decreases were primarily attributable to increased labor costs and associated expenses, landfill and disposals costs, loss on sale of collection operations and interest expense (net of interest income) offset by a decrease in income tax expense for the three- and nine-month periods ended September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 2000 was $6.5 million compared to $7.8 million at December 31, 1999. The Company's strategy in managing its working capital has been to apply the cash generated from operations that remains available after satisfying its working capital and capital expenditure requirements to reduce indebtedness under its bank revolving credit facilities and to minimize its cash balances. The Company generally finances its working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, the Company has in place financing arrangements to satisfy its currently anticipated working capital needs in 2000. As of September 30, 2000, the Company had fully drawn upon its three $25 million term facilities with Prudential Insurance Company of America ("Prudential"), leaving the Company with an uncommitted shelf facility of $25 million. The Prudential facilities require the Company to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. At September 30, 2000, the Company did not meet the minimum tangible net worth covenant. The Company has requested a waiver for this violation. Management believes a waiver will be granted by Prudential. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $25 million in April 2006, $25 million in June 2008 and $25 million in February 2009, all subject to renewal.

In November 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A. ("Fleet"), acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, the Company's subsidiaries have guaranteed the Company's obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at the Company's option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 0.2% to 0.4% for Eurodollar rate borrowings. The Fleet facility requires the Company to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. At September 30, 2000, the Company did not meet the minimum tangible net worth covenant. The Company has requested a waiver for this violation. Management believes a waiver will be granted by Fleet. It also requires the lenders' approval of acquisitions in some circumstances. As of September 30, 2000, an aggregate of approximately $120 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 8.2%.

Net cash provided by operating activities totaled $23.4 million for the nine months ended September 30, 2000, compared to $16.7 million for the nine months ended September 30, 1999. This increase was caused principally by an increase in cash provided by operations of $1.8 million and a reduction in the use of working capital of $4.9 million.

Net cash used in investing activities totaled $66.1 million for the nine months ended September 30, 2000, compared to $54.7 million for the nine months ended September 30, 1999. This increase was caused principally by a higher level of acquisitions of related businesses offset by proceeds received from sale of collection operations, and an increase in capital expenditures of $4.9 million.

We currently expect capital expenditures for 2000 to be approximately $37.0 million, compared to $35.0 million in 1999. In 2000, we expect to use approximately $27.0 million for vehicle and equipment additions and replacements, approximately $2.3 for landfill site and cell development, approximately $2.1 million for support equipment and approximately $5.6 million for facilities, additions and improvements. The Company intends to fund its planned 2000 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner of and potential acquirer of additional new landfill disposal facilities, the Company might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites.

Net cash provided by financing activities totaled $43.2 million for the nine months ended September 30, 2000, compared to $35.2 million for the nine months ended September 30, 1999. The increase was primarily attributable to increased borrowings (net of repayments) of $11.3 million and a loan to Liberty Waste Lending Company, LLC, a wholly-owned subsidiary of Waste Industries, Inc., of $11.5 million in 1999, offset by repurchases of the Company's outstanding common stock of $11.0 million in 2000.

At September 30, 2000, the Company had approximately $200.4 million of long-term and short-term borrowings outstanding (including capital lease obligations) and approximately $4.7 million in letters of credit. At September 30, 2000, the ratio of the Company's total debt (including capital lease obligations) to total capitalization was 75.4%, compared to 67.6% at December 31, 1999.

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

                           PART II - OTHER INFORMATION

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See exhibit index

         (b) During the quarter ended September 30, 2000, the Company filed a report on Form 8-K on September 29, 2000 to pre-announce lower than expected third quarter earnings.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2000         Waste Industries, Inc.
                                  (Registrant)

                                  By: /s/  Stephen C. Shaw
                                  ---------------------------------------
                                  Stephen C. Shaw
                                  Chief Financial Officer
                                  (Principal Financial Officer)

WASTE INDUSTRIES, INC.
EXHIBIT INDEX
Third Quarter 2000

 Exhibit Number                 Exhibit Description
----------------                -------------------

         11                      Computation of Earnings Per Share

         27                      Financial Data Schedule


The Financial Data Schedule contains summary financial information extracted from the condensed financial statements of Waste Industries, Inc. as of and for the nine months ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.